Form 10-Q
period 2016-09-30
MERCHANTS BANCSHARES INC
filed 2016-11-07
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 24, 2016, there were 6,885,686 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

MERCHANTS BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In thousands except share and per share data)	2016	2015
ASSETS
Cash and due from banks	$31,166	$30,605
Interest earning deposits with banks and other short-term investments	47,551	119,578
Total cash and cash equivalents	78,717	150,183
Investments:
Securities available for sale, at fair value (amortized cost of $294,572 and $283,185)	298,973	283,454
Securities held to maturity (fair value of $93,018 and $120,093)	90,672	119,674
Total investments	389,645	403,128
Loans	1,477,285	1,414,280
Less: Allowance for loan losses	12,540	12,040
Net loans	1,464,745	1,402,240
Federal Home Loan Bank stock	4,844	3,797
Bank premises and equipment, net	13,624	15,030
Investment in real estate limited partnerships	5,352	5,687
Bank owned life insurance	10,709	10,551
Core deposit intangible	1,207	1,360
Goodwill	7,011	6,967
Other assets	18,801	22,294
Total assets	$1,994,655	$2,021,237
LIABILITIES
Deposits:
Demand (noninterest bearing)	$632,847	$631,244
Savings, interest bearing checking and money market accounts	661,962	665,623
Time deposits	209,031	254,572
Total deposits	1,503,840	1,551,439
Short-term borrowings	22,000	—
Securities sold under agreement to repurchase, short-term	276,083	286,639
Other long-term debt	3,673	5,238
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	10,153	9,248
Total liabilities	1,836,368	1,873,183
STOCKHOLDERS' EQUITY
Preferred stock
Class A non-voting shares authorized - 200,000, none outstanding	—	—
Class B voting shares authorized - 1,500,000, none outstanding	—	—
Common stock, $.01 par value	72	72
Authorized: 10,000,000 shares; Issued: 7,180,616 at September 30, 2016 and 7,168,869 at December 31, 2015
Outstanding: 6,883,644 at September 30, 2016 and 6,855,294 at December 31, 2015
Capital in excess of par value	55,356	55,063
Retained earnings	112,218	106,219
Treasury stock, at cost: 582,106 shares including 285,134 shares held by the Compensation Plan for Directors and Trustees at September 30, 2016 and 612,935 shares including 299,360 shares held by the Compensation Plan for Directors and Trustees at December 31, 2015	(13,438)	(13,798)
Deferred compensation arrangements: 285,134 shares at September 30, 2016 and 299,360 shares at December 31, 2015	6,352	6,521
Accumulated other comprehensive loss	(2,273)	(6,023)
Total stockholders' equity	158,287	148,054
Total liabilities and stockholders' equity	$1,994,655	$2,021,237

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share data)	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$13,058	$11,055	$38,759	$32,478
Investment income:
Interest and dividends on investment securities	1,818	1,961	5,803	5,784
Interest on interest earning deposits with banks and other short-term investments	54	25	193	157
Total interest and dividend income	14,930	13,041	44,755	38,419
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	413	354	1,277	1,075
Time deposits	321	318	1,052	975
Short-term borrowings	79	8	110	13
Securities sold under agreement to repurchase, short-term	107	89	319	390
Long-term debt	213	199	637	595
Total interest expense	1,133	968	3,395	3,048
Net interest income	13,797	12,073	41,360	35,371
Provision for credit losses	500	150	905	250
Net interest income after provision for credit losses	13,297	11,923	40,455	35,121
NONINTEREST INCOME
Trust division income	843	886	2,545	2,666
Net debit card income	765	796	2,226	2,301
Overdraft income	667	548	1,975	1,327
Service charges on deposits	427	390	1,266	1,108
Other	429	829	1,264	1,470
Total noninterest income	3,131	3,449	9,276	8,872
NONINTEREST EXPENSE
Compensation and benefits	5,785	5,508	17,549	15,746
Occupancy expense	1,050	1,036	3,214	3,228
Equipment expense	676	726	2,099	2,224
Telephone expense	187	206	577	609
Legal and professional fees	651	414	1,975	1,394
Mobile & internet banking	345	399	1,047	1,195
Core / Item processing	425	450	1,401	1,289
Marketing	196	148	595	437
State franchise taxes	399	404	1,195	1,094
FDIC insurance	248	218	783	653
Community Bank System, Inc. merger costs	476	—	476	—
NUVO Bank & Trust Company acquisition costs	—	215	61	363
Amortization of core deposit intangible	51	—	153	—
Other	931	867	3,047	2,847
Total noninterest expense	11,420	10,591	34,172	31,079
Income before provision for income taxes	5,008	4,781	15,559	12,914
Provision for income taxes	1,097	925	3,792	2,606
NET INCOME	$3,911	$3,856	$11,767	$10,308

Basic earnings per common share	$0.57	$0.61	$1.71	$1.63
Diluted earnings per common share	$0.57	$0.61	$1.71	$1.62

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Net income	$3,911	$3,856	$11,767	$10,308
Other comprehensive income, net of tax:
Unrealized holding (loss) gain on securities available for sale, net of taxes of $(443), $650, $1,445 and $497	(820)	1,215	2,687	933
Accretion of unrealized holding losses of securities transferred from available for sale to held to maturity, net of taxes of $285, $78, $419 and $213	531	144	779	396
Change in net unrealized loss on interest rate swaps, net of taxes of $25, $39, $66 and $50	46	73	122	94
Pension liability adjustment, net of taxes of $5, $36, $87 and $107	12	67	162	201
Other comprehensive (loss) income	(231)	1,499	3,750	1,624
Comprehensive income	$3,680	$5,355	$15,517	$11,932

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,767	$10,308
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	905	250
Depreciation and amortization	1,579	1,652
Amortization of investment security premiums and accretion of discounts, net	1,553	939
Amortization of deferred loan costs	507	355
Amortization of core deposit intangible	153	—
Stock based compensation	41	97
Deferred gain on sale of premises	(387)	(387)
Gain on sale of other real estate owned	(20)	—
Equity in losses of real estate limited partnerships, net	1,222	846
Increase in cash surrender value of bank owned life insurance	(158)	(181)
Changes in assets and liabilities:
Net change in interest receivable	464	111
Net change in other assets	1,142	1,247
Net change in interest payable	(37)	(32)
Net change in other liabilities	1,427	841
Net cash provided by operating activities	20,158	16,046
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available for sale	33,283	34,957
Proceeds from maturities of investment securities held to maturity	29,382	14,917
Purchases of investment securities available for sale	(45,403)	(112,892)
Loan originations in excess of principal payments	(63,887)	(76,020)
Purchases of Federal Home Loan Bank stock, net	(1,047)	—
Proceeds from sales of other real estate owned	92	—
Real estate limited partnership investments	(827)	(1,594)
Purchases of bank premises and equipment	(173)	(1,179)
Net cash used in investing activities	(48,580)	(141,811)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(47,599)	78,701
Net increase in short-term borrowings	22,000	—
Net (decrease) increase in securities sold under agreement to repurchase	(10,556)	9,330
Principal payments on long-term debt	(1,565)	(62)
Cash dividends paid	(5,768)	(5,319)
Proceeds from the exercise of stock warrants	235	—
Increase in deferred compensation arrangements	430	215
Tax benefit from exercise of stock options and distribution of shares in deferred compensation arrangements	(221)	(100)
Net cash (used in) provided by financing activities	(43,044)	82,765
Decrease in cash and cash equivalents	(71,466)	(43,000)
Cash and cash equivalents beginning of period	150,183	154,459
Cash and cash equivalents end of period	$78,717	$111,459

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$3,432	$3,079
Total income tax payments	1,122	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distribution of stock under deferred compensation arrangements	$559	$514
Non-cash exercise of stock options and warrants	161	626
Transfer of loans to other real estate owned	60	—

See accompanying notes to unaudited consolidated financial statements

Notes To Interim Unaudited Consolidated Financial Statements

For additional information, see the Merchants Bancshares, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2016.

NOTE 1: FINANCIAL STATEMENT PRESENTATION

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. (the “Company”), and its wholly-owned subsidiary Merchants Bank (the “Bank,” and collectively with the Company, “Merchants,” “we,” “us,” or “our”). All material intercompany accounts and transactions are eliminated in consolidation. We offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 31 full-service banking offices throughout the state of Vermont and one full-service banking office in Massachusetts as of September 30, 2016.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our interim consolidated financial statements as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 have been included. The information was prepared from our unaudited financial statements and the unaudited financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I.  Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, the Financial Accounting Standards Board (“FASB”) deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2018.  In March 2016, FASB issued ASU 2016-08 which amended illustrative examples to clarify how to apply the implementation guidance on principal versus agent considerations. The Company is evaluating the potential impact of ASU 2014-09, and subsequent amendments, on its consolidated financial statements.

In January 2016, the FASB amended existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is evaluating the impact of these amendments on its consolidated financial statements.

In February 2016, the FASB amended existing guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company is evaluating the impact of these amendments on its consolidated financial statements.

In March 2016, the FASB amended existing guidance to simplify aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company is evaluating the impact of these amendments on its consolidated financial statements.

In June 2016, the FASB released Accounting Standards Update 2016-13 Financial Instruments – Credit Losses which amended existing guidance to replace current generally accepted accounting principles used to measure a reporting entity’s credit losses.  The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2019. The Company is evaluating the impact of these amendments on its consolidated financial statements.

In August 2016, the FASB released Accounting Standards Update 2016-15 Clarifying Certain Cash Receipts and Cash Payments with the objective of eliminating the diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  This update addresses eight specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle.  These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is evaluating the impact of these amendments on its consolidated financial statements.

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

The acquisition of NUVO was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid of $7.011 million over the fair value of net assets acquired has been reported as goodwill in the Company’s unaudited consolidated statements of financial condition as of September 30, 2016. Goodwill created in the acquisition is not deductible for income tax purposes. This goodwill consists largely of the synergies and cost savings arising from the combining of the operations of the two companies.

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

In connection with the acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(In thousands)
Consideration paid:
Common stock issued in exchange for NUVO shares	$16,889
Cash paid for NUVO shares	5,988
Stock warrants issued	656
Total consideration paid	$23,533

Assets acquired:
Cash and cash equivalents	$7,070
Interest bearing time deposits with banks	110
Investments	4,344
Restricted investment in bank stock	376
Loans	149,360
Premises and equipment , net	580
Accrued interest receivable	369
Core deposit intangible	1,377
Deferred tax asset	1,993
Other assets	356
Total assets acquired	165,935
Liabilities assumed:
Deposits	144,482
Federal Home Loan Bank advances	4,001
Accrued interest payable	42
Tax effect of acquisition fair value adjustments	705
Other liabilities	183
Total liabilities assumed	149,413
Net assets acquired	$16,522

Goodwill	$7,011

The following table details the changes in fair value of the consideration paid and the net assets acquired as of December 4, 2015 from the amounts originally reported in the Company’s Form 10-K for the year ended December 31, 2015:

(In thousands)
Goodwill reported as of December 31, 2015	$6,967

Effect of adjustments to:
Stock warrants issued	112
Deferred tax asset	(68)
Adjusted goodwill as of September 30, 2016	$7,011

The changes to goodwill during the nine months ended September 30, 2016 are primarily due to changes in the final market value for assets acquired and consideration paid. In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. These changes had no impact on current quarter or previously reported income.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

The goodwill and intangible balances presented below resulted from the Company’s acquisition of NUVO.  The acquisition of NUVO resulted in goodwill of $7.011 million and core deposit intangible (“CDI”) of $1.377 million.  For further information regarding goodwill and other intangible assets recorded in connection with the acquisition of NUVO, including the effect of adjustments to goodwill, please refer to Note 3.

Goodwill

Goodwill is deemed to have an indefinite life and therefore is not amortized, but is instead subject to impairment tests. There was no impairment for the three and nine months ended September 30, 2016 or the period from the date of the acquisition through December 31, 2015.

	September 30,	December 31,
(In thousands)	2016	2015
Beginning of period	$6,967	$—
Effect of adjustments	44	—
Goodwill	—	6,967
Impairment	—	—
End of period	$7,011	$6,967

Other Intangible Assets

Acquired CDI were as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Beginning of period	$1,360	$—
Additions	—	1,377
Amortization	153	17
End of period	$1,207	$1,360

The CDI recognized in 2015 was related to the acquisition of NUVO. Aggregate amortization expense for the CDI was $51 thousand and $153 thousand for the three and nine months ended September 30, 2016, respectively and $17 thousand for the period from the date of the acquisition through December 31, 2015.

The estimated amortization expense for each of the next five years:

(In thousands)	Amount
Remainder of 2016	$51
2017	173
2018	147
2019	126
2020	120
2021	120
Thereafter	470

NOTE 5: INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of September 30, 2016 and December 31, 2015. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of September 30, 2016 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$25,076	$257	$—	$25,333
U.S. Government Sponsored Enterprises ("U.S. GSEs")	49,030	499	—	49,529
Federal Home Loan Bank ("FHLB") Obligations	62,372	878	(3)	63,247
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	80,061	2,256	(24)	82,293
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	24,162	151	(33)	24,280
Agency Collateralized Mortgage Obligations ("Agency CMOs")	53,576	448	(63)	53,961
Asset Backed Securities ("ABSs")	295	35	—	330
Total Available for Sale	$294,572	$4,524	$(123)	$298,973

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$18,073	$830	$—	$18,903
Agency CMOs	66,456	1,249	(19)	67,686
Agency MBSs	6,143	286	—	6,429
Total Held to Maturity	$90,672	$2,365	$(19)	$93,018

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2015 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$25,064	$61	$(12)	$25,113
U.S. GSEs	20,895	3	(104)	20,794
FHLB Obligations	51,230	107	(226)	51,111
Agency MBSs	96,073	1,688	(512)	97,249
Agency CMBSs	24,950	—	(397)	24,553
Agency CMOs	64,648	74	(443)	64,279
ABSs	325	30	—	355
Total Available for Sale	$283,185	$1,963	$(1,694)	$283,454

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$20,084	$486	$—	$20,570
U.S. GSEs	9,556	166	—	9,722
FHLB Obligations	4,758	76	—	4,834
Agency CMOs	78,249	253	(716)	77,786
Agency MBSs	7,027	154	—	7,181
Total Held to Maturity	$119,674	$1,135	$(716)	$120,093

The contractual final maturity distribution of the debt securities classified as available for sale as of September 30, 2016, are as follows:

					Securities
		After One	After Five		not due
	Within	But Within	But Within	After Ten	at a Single
(In thousands)	One Year	Five Years	Ten Years	Years	Maturity	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$10,120	$15,213	$—	$—	$ N/A	$25,333
U.S. GSEs	—	49,529	—	—	N/A	49,529
FHLB Obligations	—	57,024	6,223	—	N/A	63,247
Agency MBSs	N/A	N/A	N/A	N/A	82,293	82,293
Agency CMBSs	N/A	N/A	N/A	N/A	24,280	24,280
Agency CMOs	N/A	N/A	N/A	N/A	53,961	53,961
ABSs	N/A	N/A	N/A	N/A	330	330
Total Available for Sale	$10,120	$121,766	$6,223	$—	$160,864	$298,973
Available for Sale (at amortized cost):
U.S. Treasury Obligations	$10,093	$14,983	$—	$—	$ N/A	$25,076
U.S. GSEs	—	49,030	—	—	N/A	49,030
FHLB Obligations	—	56,453	5,919	—	N/A	62,372
Agency MBSs	N/A	N/A	N/A	N/A	80,061	80,061
Agency CMBSs	N/A	N/A	N/A	N/A	24,162	24,162
Agency CMOs	N/A	N/A	N/A	N/A	53,576	53,576
ABSs	N/A	N/A	N/A	N/A	295	295
Total Available for Sale	$10,093	$120,466	$5,919	$—	$158,094	$294,572

The contractual final maturity distribution of the debt securities classified as held to maturity as of September 30, 2016, are as follows:

					Securities
		After One	After Five		not due
	Within	But Within	But Within	After Ten	at a Single
(In thousands)	One Year	Five Years	Ten Years	Years	Maturity	Total
Held to Maturity (at fair value):
U.S. Agency Obligations	$—	$—	$—	$18,903	$ N/A	$18,903
Agency CMOs	N/A	N/A	N/A	N/A	67,686	67,686
Agency MBSs	N/A	N/A	N/A	N/A	6,429	6,429
Total Held to Maturity	$—	$—	$—	$18,903	$74,115	$93,018
Held to Maturity (at amortized cost):
U.S. Agency Obligations	$—	$—	$—	$18,073	$ N/A	$18,073
Agency CMOs	N/A	N/A	N/A	N/A	66,456	66,456
Agency MBSs	N/A	N/A	N/A	N/A	6,143	6,143
Total Held to Maturity	$—	$—	$—	$18,073	$72,599	$90,672

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations.

For the nine months ended September 30, 2016 and 2015, we did not record any securities gains or losses related to the sale of securities.

Securities with a carrying value of $363.92 million and $335.81 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2016, were as follows:

	Less Than 12 Months			12 Months or More			Total
	Number	Fair		Number	Fair		Number	Fair
(In thousands)	of Issues	Value	Loss	of Issues	Value	Loss	of Issues	Value	Loss
Available for Sale:
FHLB Obligations	1	$5,997	$(3)	—	$—	$—	1	$5,997	$(3)
Agency MBSs	3	8,363	(24)	—	—	—	3	8,363	(24)
Agency CMBSs	1	3,717	(33)	—	—	—	1	3,717	(33)
Agency CMOs	2	7,024	(23)	2	2,426	(40)	4	9,450	(63)
Total Available for Sale	7	$25,101	$(83)	2	$2,426	$(40)	9	$27,527	$(123)
Held to Maturity:
Agency CMOs	—	$—	$—	1	$3,345	$(19)	—	$3,345	$(19)
Total Held to Maturity	—	$—	$—	1	$3,345	$(19)	—	$3,345	$(19)

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

There were no securities classified as trading at September 30, 2016 and December 31, 2015.

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

At September 30, 2016, all of our MBSs and CMOs held were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at September 30, 2016.

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities.  Agency CMBS consists of bonds backed by commercial real estate which are guaranteed by FNMA and GNMA.

During the first quarter of 2014, we transferred securities with a total amortized cost of $12.63 million, and a corresponding fair value of $12.64 million, from available for sale to held to maturity.  The net unrealized gain, net of taxes, on these securities at the dates of the transfers was $8 thousand. During the third and fourth quarters of 2013, we transferred securities with a total amortized cost of $152.89 million, and a corresponding fair value of $147.45 million, from available for sale to held to maturity. The net unrealized holding loss, net of taxes, on these securities at the dates of the transfers was $3.53 million. The unrealized holding gains and losses at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and are amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding gains and losses reported in accumulated other comprehensive income will offset the effect on interest income of the premium and discount for the transferred securities.  The remaining unamortized balance of the net losses for the securities transferred from available for sale to held to maturity was $2.35 million or $1.52 million, net of tax at September 30, 2016.

NOTE 6: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged at September 30, 2016:

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater Than
(In thousands)	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase Agreements:
Available for Sale:
U.S. Treasury Obligations	$24,388	$—	$—	$—	$24,388
U.S. GSEs	35,634	—	—	—	35,634
FHLB Obligations	59,753	—	—	—	59,753
Agency MBSs	41,151	—	—	—	41,151
Agency CMBSs	20,298	—	—	—	20,298
Agency CMOs	27,722	—	—	—	27,722
Total Available for Sale	$208,946	$—	$—	$—	$208,946

(In thousands)
Held to Maturity:
U.S. Agency Obligations	$16,602	$—	$—	$—	$16,602
Agency CMOs	50,535	—	—	—	50,535
Total Held to Maturity	$67,137	$—	$—	$—	$67,137

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged at December 31, 2015:

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater Than
(In thousands)	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase Agreements:
Available for Sale:
U.S. Treasury Obligations	$23,902	$—	$—	$—	$23,902
U.S. GSEs	21,719	—	—	—	21,719
FHLB Obligations	42,681	—	—	—	42,681
Agency MBSs	49,162	—	—	430	49,592
Agency CMBSs	14,957	—	—	—	14,957
Agency CMOs	33,112	—	—	—	33,112
Total Available for Sale	$185,533	$—	$—	$430	$185,963

(In thousands)
Held to Maturity:
U.S. Agency Obligations	$14,524	$—	$—	$—	$14,524
Agency CMOs	66,889	—	—	—	66,889
Agency MBSs	19,263	—	—	—	19,263
Total Held to Maturity	$100,676	$—	$—	$—	$100,676

The fair value of securities pledged to secure repurchase agreements may decline. The Company manages this risk by having a policy to pledge securities valued greater than the gross outstanding balance of repurchase agreements. Securities sold under agreements to repurchase are secured by securities with a carrying value of $276.20 million at September 30, 2016 and $287.27 million at December 31, 2015.

NOTE 7: LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans

The composition of our loan portfolio at September 30, 2016 and December 31, 2015 was as follows:

(In thousands)	September 30, 2016	December 31, 2015
Commercial, financial and agricultural	$268,530	$237,451
Municipal loans	112,007	105,421
Real estate loans – residential	450,584	468,443
Real estate loans – commercial	584,392	558,004
Real estate loans – construction	55,210	34,802
Installment loans	6,547	10,115
All other loans	15	44
Total loans	$1,477,285	$1,414,280

We primarily originate commercial, commercial real estate, municipal, and residential real estate loans to customers throughout the states of Vermont and Massachusetts. There are no significant industry concentrations in the loan portfolio. Total loans included $1.14 million and $1.20 million of net deferred loan origination costs at September 30, 2016 and December 31, 2015, respectively. The aggregate amount of overdrawn deposit balances classified as loan balances was $267 thousand and $308 thousand at September 30, 2016 and December 31, 2015, respectively.

The following table reflects our loan loss experience and activity in the allowance for loan losses for the three months ended September 30, 2016:

	Commercial,
	financial		Real	Real	Real
	and		estate-	estate-	estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Beginning balance	$3,198	$352	$2,809	$5,423	$549	$89	$—	$12,420
Charge-offs	(115)	—	(82)	—	—	(50)	—	(247)
Recoveries	1	—	6	—	—	14	—	21
Provision (credit)	22	251	(70)	84	25	34	—	346
Ending balance	$3,106	$603	$2,663	$5,507	$574	$87	$—	$12,540

In addition to the provision for loan losses included above, there was a provision for the reserve for undisbursed lines of $154 thousand included in the provision for credit losses in the consolidated statement of income.

The following table reflects our loan loss experience and activity in the allowance for loan losses for the three months ended September 30, 2015:

	Commercial,
	financial		Real	Real	Real
	and		estate-	estate-	estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Beginning balance	$2,925	$359	$3,043	$5,299	$477	$59	$—	$12,162
Charge-offs	(11)	—	(29)	—	—	(22)	—	(62)
Recoveries	3	—	7	1	—	8	—	19
Provision (credit)	(84)	272	(62)	(62)	16	11	—	91
Ending balance	$2,833	$631	$2,959	$5,238	$493	$56	$—	$12,210

In addition to the provision for loan losses included above, there was a provision for the reserve for undisbursed lines of $59 thousand included in the provision for credit losses in the consolidated statement of income.

The following table reflects our loan loss experience and activity in the allowance for loan losses for the nine months ended September 30, 2016:

	Commercial,
	financial		Real	Real	Real
	and		estate-	estate-	estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Beginning balance	$2,696	$590	$2,882	$5,386	$420	$66	$—	$12,040
Charge-offs	(122)	—	(155)	—	—	(128)	—	(405)
Recoveries	5	—	28	4	—	53	—	90
Provision (credit)	527	13	(92)	117	154	96	—	815
Ending balance	$3,106	$603	$2,663	$5,507	$574	$87	$—	$12,540

In addition to the provision for loan losses included above, there was a provision for the reserve for undisbursed lines of $90 thousand included in the provision for credit losses in the consolidated statement of income.

The following table reflects our loan loss experience and activity in the allowance for loan losses for the nine months ended September 30, 2015:

	Commercial,
	financial		Real	Real	Real
	and		estate-	estate-	estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All Other	Total
Allowance for loan losses:
Beginning balance	$2,583	$623	$3,038	$5,209	$325	$13	$42	$11,833
Charge-offs	(28)	—	(84)	—	—	(65)	—	(177)
Recoveries	31	—	36	2	—	41	—	110
Provision (credit)	247	8	(31)	27	168	67	(42)	444
Ending balance	$2,833	$631	$2,959	$5,238	$493	$56	$—	$12,210

The $250 thousand provision for credit losses in the consolidated statement of income consisted of a $444 thousand provision for loan losses included above plus $194 thousand credit for excess reserves from the reserve for undisbursed lines and letters.

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon the impairment method at September 30, 2016:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Ending balance individually evaluated for impairment	$40	$—	$178	$—	$—	$—	$—	$218
Ending balance collectively evaluated for impairment	3,066	603	2,485	5,507	574	87	—	12,322
Ending balance acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Totals	$3,106	$603	$2,663	$5,507	$574	$87	$—	$12,540
Financing receivables:
Ending balance individually evaluated for impairment	$465	$—	$927	$973	$—	$—	$—	$2,365
Ending balance collectively evaluated for impairment	267,271	112,007	449,657	581,480	55,210	6,547	15	1,472,187
Ending balance acquired with deteriorated credit quality	794	—	—	1,939	—	—	—	2,733
Totals	$268,530	$112,007	$450,584	$584,392	$55,210	$6,547	$15	$1,477,285

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at December 31, 2015:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Ending balance individually evaluated for impairment	$—	$—	$137	$—	$—	$—	$—	$137
Ending balance collectively evaluated for impairment	2,696	590	2,745	5,386	420	66	—	11,903
Ending balance acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Totals	$2,696	$590	$2,882	$5,386	$420	$66	$—	$12,040
Financing receivables:
Ending balance individually evaluated for impairment	$595	$—	$706	$647	$—	$22	$—	$1,970
Ending balance collectively evaluated for impairment	235,652	105,421	467,737	555,323	34,802	10,093	44	1,409,072
Ending balance acquired with deteriorated credit quality	1,204	—	—	2,034	—	—	—	3,238
Totals	$237,451	$105,421	$468,443	$558,004	$34,802	$10,115	$44	$1,414,280

The table below presents the recorded investment of loans segregated by class, with delinquency aging as of September 30, 2016:

	31-60	61-90	91 Days	Total
	Days	Days	or More	Past
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Nonperforming	Total
Commercial, financial and agricultural	$—	$562	$—	$562	$266,883	$1,085	$268,530
Municipal	—	—	—	—	112,007	—	112,007
Real estate-residential:
First mortgage	171	—	—	171	409,996	813	410,980
Second mortgage	—	—	—	—	39,604	—	39,604
Real estate-commercial:
Owner occupied	—	—	—	—	224,276	1,829	226,105
Non-owner occupied	—	—	—	—	357,778	509	358,287
Real estate-construction:
Residential	—	—	—	—	2,881	—	2,881
Commercial	—	—	—	—	52,329	—	52,329
Installment	92	—	—	92	6,455	—	6,547
Other	—	—	—	—	15	—	15
Total	$263	$562	$—	$825	$1,472,224	$4,236	$1,477,285

Of the total nonperforming loans in the aging table above, $2.08 million were past due of which $316 thousand were restructured loans, $839 thousand were purchase credit impaired, and $0 were 91 days or more past due and accruing.  In the third quarter of 2016, the Company’s policy was updated to classify accruing troubled debt restructurings (“TDRs”) as performing loans to more accurately represent the characteristics of the loans.  Prior period amounts have been reclassified to be consistent with the current period presentation. Nonperforming loans, as of December 31, 2015, were reduced $210 thousand for accruing TDRs.

The table below presents the recorded investment of loans segregated by class, with delinquency aging as of December 31, 2015:

	31-60	61-90	91 Days	Total
	Days	Days	or More	Past
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Nonperforming	Total
Commercial, financial and agricultural	$—	$251	$—	$251	$235,905	$1,295	$237,451
Municipal	—	—	—	—	105,421	—	105,421
Real estate-residential:
First mortgage	50	—	—	50	425,645	581	426,276
Second mortgage	—	8	—	8	42,159	—	42,167
Real estate-commercial:
Owner occupied	323	—	—	323	219,080	1,605	221,008
Non-owner occupied	—	—	—	—	336,514	482	336,996
Real estate-construction:
Residential	—	—	—	—	2,422	—	2,422
Commercial	—	—	—	—	32,380	—	32,380
Installment	61	9	—	70	10,023	22	10,115
Other	—	—	—	—	44	—	44
Total	$434	$268	$—	$702	$1,409,593	$3,985	$1,414,280

Of the total nonperforming loans in the aging table above, $2.65 million were past due of which $472 thousand were restructured loans, $1.05 million were purchase credit impaired and $0 were 91 days or more past due and accruing.

Impaired loans by class at September 30, 2016 and for the three and nine months ended September 30, 2016 are as follows:

	Period Ended			Three Months Ended		Nine Months Ended
	September 30, 2016			September 30, 2016		September 30, 2016
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$397	$401	$—	$187	$1	$225	$3
Residential:
First mortgage	372	517	—	286	1	246	4
Second mortgage	—	—	—	—	—	1	—
Commercial Real Estate:
Owner occupied	464	468	—	469	—	497	—
Non-owner occupied	509	530	—	513	—	524	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Installment	—	—	—	5	—	8	—
With related allowance recorded
Commercial, financial and agricultural	68	70	40	400	—	387	—
Residential:
First mortgage	555	565	178	505	—	451	—
Second mortgage	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	—	—	—	—	—	13	—
Total
Commercial, financial and agricultural	465	471	40	587	1	612	3
Residential	927	1,082	178	791	1	698	4
Commercial Real Estate	973	998	—	982	—	1,034	—
Construction	—	—	—	—	—	—	—
Installment	—	—	—	5	—	8	—
Total	$2,365	$2,551	$218	$2,365	$2	$2,352	$7

Impaired loans by class at December 31, 2015 and for the three and nine months ended September 30, 2015 are as follows:

	Period Ended			Three Months Ended		Nine Months Ended
	December 31, 2015			September 30, 2015		September 30, 2015
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$595	$599	$—	$571	$5	$303	$7
Residential:
First mortgage	264	322	—	293	2	200	4
Second mortgage	—	—	—	52	—	70	—
Commercial Real Estate:
Owner occupied	165	165	—	—	—	—	—
Non-owner occupied	482	482	—	—	—	3	—
Installment	22	22	—	—	—	—	—
With related allowance recorded
Commercial, financial and agricultural	—	—	—	—	—	166	—
Residential:
First mortgage	442	442	137	541	—	497	—
Second mortgage	—	—	—	—	—	6	—
Commercial Real Estate:
Owner occupied	—	—	—	—	—	—	—
Installment	—	—	—	—	—	—	—
Total
Commercial, financial and agricultural	595	599	—	571	5	469	7
Residential	706	764	137	886	2	773	4
Commercial Real Estate	647	647	—	—	—	3	—
Installment	22	22	—	—	—	—	—
Total	$1,970	$2,032	$137	$1,457	$7	$1,245	$11

Residential and commercial loans serviced for others at September 30, 2016 and December 31, 2015 amounted to approximately $23.70 million and $27.87 million, respectively.

Nonperforming loans at September 30, 2016 and December 31, 2015 are as follows:

(In thousands)	September 30, 2016	December 31, 2015
Nonaccrual loans	$3,488	$3,513
Loans greater than 90 days and accruing	—	—
Troubled debt restructurings ("TDRs")	748	472
Total nonperforming loans	$4,236	$3,985

There were no loans restructured in the three months ended September 30, 2016. One loan was restructured during the nine months ended September 30, 2016 with a balance of $432 thousand and is considered to be a TDR. This loan was individually evaluated for impairment and it was determined that no reserve was required. One loan with a balance of $88 thousand was restructured during the three months ended September 30, 2015 and was considered to be a TDR.  Loans with a total balance of $559 thousand were restructured during the nine months ended September 30, 2015 and were considered to be TDRs.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were three restructured residential mortgages at September 30, 2016 with balances totaling $113 thousand. There were two restructured commercial loans at September 30, 2016 with a balance of $397 thousand.  One commercial real estate loan at September 30, 2016 with a balance of $432 thousand was restructured. Five of the six TDRs at September 30, 2016 continue to pay as agreed according to the modified terms. The one TDR that was delinquent at September 30, 2016 totaled $316 thousand.  Four of the six TDRs totaling $194 thousand are accruing and are considered performing loans.  At September 30, 2016, there were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 91 days past due and still accruing at September 30, 2016. Interest income on restructured loans during the three and nine months ended September 30, 2016 and 2015 was insignificant.

Nonaccrual loans by class as of September 30, 2016 and December 31, 2015 are as follows:

(In thousands)	September 30, 2016	December 31, 2015
Commercial, financial and agricultural	$769	$823
Real estate - residential:
First mortgage	813	581
Second mortgage	—	—
Real estate - commercial:
Owner occupied	1,829	1,605
Non owner occupied	77	482
Installment	—	22
Total nonaccruing non-TDR loans	$3,488	$3,513
Nonaccruing TDR’s
Commercial, financial and agricultural	316	472
Real estate – residential:
First mortgage	—	—
Real estate - commercial:
Non owner occupied	432	—
Total nonaccrual loans including TDRs	$4,236	$3,985

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

Below is a summary of loans by credit quality indicator as of September 30, 2016:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$499	$221,528	$29,333	$590	$16,580	$268,530
Municipal	79	101,956	9,128	844	—	112,007
Real estate – residential:
First mortgage	402,284	6,311	1,573	—	812	410,980
Second mortgage	39,377	—	227	—	—	39,604
Real estate – commercial:
Owner occupied	228	182,831	27,354	1,845	13,847	226,105
Non-owner occupied	474	314,391	39,898	186	3,338	358,287
Real estate – construction:
Residential	263	2,618	—	—	—	2,881
Commercial	222	46,004	4,412	—	1,691	52,329
Installment	6,547	—	—	—	—	6,547
All other loans	15	—	—	—	—	15
Total	$449,988	$875,639	$111,925	$3,465	$36,268	$1,477,285

Below is a summary of loans by credit quality indicator as of December 31, 2015:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$597	$179,451	$45,977	$4,177	$7,249	$237,451
Municipal	58	92,011	13,352	—	—	105,421
Real estate – residential:
First mortgage	420,798	4,733	164	—	581	426,276
Second mortgage	42,167	—	—	—	—	42,167
Real estate – commercial:
Owner occupied	296	161,810	41,477	5,959	11,466	221,008
Non-owner occupied	166	290,337	44,485	444	1,564	336,996
Real estate – construction:
Residential	478	1,944	—	—	—	2,422
Commercial	145	27,299	3,136	—	1,800	32,380
Installment	10,093	—	—	—	22	10,115
All other loans	44	—	—	—	—	44
Total	$474,842	$757,585	$148,591	$10,580	$22,682	$1,414,280

The carrying amount of loans purchased with evidence of credit deterioration accounted for under FASB Accounting Standards Codification (“ASC”) 310-30 acquired in the NUVO acquisition totaled $2.73 million and $3.24 million at September 30, 2016 and December 31, 2015, respectively.

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at September 30, 2016 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$25,333	$—	$25,333	$—
U.S. GSEs	49,529	—	49,529	—
FHLB Obligations	63,247	—	63,247	—
Agency MBSs	82,293	—	82,293	—
Agency CMBSs	24,280	—	24,280	—
Agency CMOs	53,961	—	53,961	—
ABSs	330	—	330	—
Interest rate swap agreements	2,402	—	2,402	—
Total assets	$301,375	$—	$301,375	$—
Liabilities
Interest rate swap agreements	1,881	—	1,881	—
Total liabilities	$1,881	$—	$1,881	$—

The table below presents the balance of financial assets and liabilities at December 31, 2015 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$25,113	$—	$25,113	$—
U.S. GSEs	20,794	—	20,794	—
FHLB Obligations	51,111	—	51,111	—
Agency MBSs	97,249	—	97,249	—
Agency CMBSs	24,553	—	24,553	—
Agency CMOs	64,279	—	64,279	—
ABSs	355	—	355	—
Interest rate swap agreements	1,084	—	1,084	—
Total assets	$284,538	$—	$284,538	$—
Liabilities
Interest rate swap agreements	1,004	—	1,004	—
Total liabilities	$1,004	$—	$1,004	$—

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

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2016 or September 30, 2015.  There were no Level 3 assets measured at fair value on a recurring basis at September 30, 2016 or December 31, 2015.

Financial instruments on a non-recurring basis

Certain financial assets are also measured at fair value on a non-recurring basis, however they were not material at September 30, 2016 or December 31, 2015. These financial assets include impaired loans and other real estate owned (“OREO”).

Fair value of financial instruments

The fair value of Merchants’ financial instruments as of September 30, 2016 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$78,717	$78,717	$78,717	$—	$—
Securities available for sale	298,973	298,973	—	298,973	—
Securities held to maturity	90,672	93,018	—	93,018	—
FHLB stock	4,844	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,464,745	1,469,387	—	—	1,469,387
Interest rate swap agreement	2,402	2,402	—	2,402	—
Accrued interest receivable	3,910	3,910	—	1,017	2,893
Total	$1,944,263	$1,946,407	$78,717	$395,410	$1,472,280
Deposits	$1,503,840	$1,504,161	$1,294,809	$209,352	$—
Short-term borrowings	22,000	22,000	—	22,000	—
Securities sold under agreement to repurchase	276,083	276,027	—	276,027	—
Other long-term debt	3,673	3,704	—	3,704	—
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	15,536	—	15,536	—
Interest rate swap agreement	1,881	1,881	—	1,881	—
Accrued interest payable	115	115	10	105	—
Total	$1,828,211	$1,823,424	$1,294,819	$528,605	$—

The fair value of Merchants’ financial instruments as of December 31, 2015 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$150,183	$150,183	$150,183	$—	$—
Securities available for sale	283,454	283,454	—	283,454	—
Securities held to maturity	119,674	120,093	—	120,093	—
FHLB stock	3,797	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,402,240	1,397,877	—	—	1,397,877
Interest rate swap agreement	1,084	1,084	—	1,084	—
Accrued interest receivable	4,374	4,374	—	1,085	3,289
Total	$1,964,806	$1,957,065	$150,183	$405,716	$1,401,166
Deposits	$1,551,439	$1,551,046	$1,296,867	$254,179	$—
Short-term borrowings	—	—	—	—	—
Securities sold under agreement to repurchase	286,639	286,586	—	286,586	—
Other long-term debt	5,238	5,191	—	5,191	—
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,975	—	14,975	—
Interest rate swap agreement	1,004	1,004	—	1,004	—
Accrued interest payable	152	152	13	139	—
Total	$1,865,091	$1,858,954	$1,296,880	$562,074	$—

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

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is not material as of September 30, 2016 and December 31, 2015.

NOTE 9: EMPLOYEE BENEFIT PLANS

Pension Plan

Prior to January 1995, we maintained a noncontributory defined benefit plan (the “Pension Plan”) covering all eligible employees. During 1995, the Pension Plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued.

The following tables summarize the components of net periodic benefit cost and other changes in Pension Plan assets and benefit obligations recognized in other comprehensive income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Interest cost	$128	$112	$352	$336
Expected return on plan assets	(241)	(264)	(725)	(791)
Service costs	15	13	44	39
Net loss amortization	95	103	327	308
Net periodic pension cost (benefit)	$(3)	$(36)	$(2)	$(108)

We have no minimum required contribution for 2016.

Our Pension Investment Policy Statement sets forth the investment objectives and constraints of the Pension Plan. The purpose of the policy is to assist our Retirement Plan Committee in effectively supervising, monitoring, and evaluating the Pension Plan.

NOTE 10: EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share data)	2016	2015	2016	2015
Net income	$3,911	$3,856	$11,767	$10,308
Weighted average common shares outstanding	6,878	6,338	6,866	6,333
Dilutive effect of common stock equivalents	21	11	20	13
Weighted average common and common equivalent shares outstanding	6,899	6,349	6,886	6,346
Basic earnings per common share	$0.57	$0.61	$1.71	$1.63
Diluted earnings per common share	$0.57	$0.61	$1.71	$1.62

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were computed by including potentially dilutive shares on the weighted average share count. Anti-dilutive warrants totaling 34,370 shares have been excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2016, respectively. There were no anti-dilutive shares excluded for the three or nine months ended September 30, 2015.

NOTE 11: STOCK REPURCHASE PROGRAM

We extended our stock buyback program through January 26, 2017. Under the program, which was originally adopted in January 2007, we may repurchase up to 200,000 shares of our common stock on the open market from time to time, and have purchased 143,475 shares at an average price per share of $23.00 since the program's adoption. There were no shares repurchased during the three or nine months ended September 30, 2016.

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. We do not issue any guarantees that would require liability-recognition or disclosure, other than our standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $7.11 million at September 30, 2016 and $6.30 million at December 31, 2015, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at September 30, 2016 or December 31, 2015.

Reserve Balances at the Federal Reserve Bank

At September 30, 2016 and December 31, 2015, amounts at the Federal Reserve Bank included $27.67 million and $30.52 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

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

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax for the three and nine months ended September 30, 2016.

	Unrealized	Unrealized Gains
	Gains (Losses)	(Losses) on Securities
	on Securities	Transferred From			Accumulated Other
	Available-For-	Available-For-Sale to		Interest Rate	Comprehensive
(In thousands)	Sale	Held-To-Maturity	Pension Plan	Swaps	Income (Loss)
Beginning Balance June 30, 2016	$3,673	$(2,049)	$(3,587)	$(79)	$(2,042)
Other comprehensive (loss) income before reclassifications	(820)	—	(50)	46	(824)
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	531	—	—	531
Reclassification adjustments for losses reclassified into income	—	—	62	—	62
Net current period other comprehensive (loss) income	(820)	531	12	46	(231)
Balance September 30, 2016	$2,853	$(1,518)	$(3,575)	$(33)	$(2,273)

Beginning Balance December 31, 2015	$166	$(2,297)	$(3,737)	$(155)	$(6,023)
Other comprehensive income (loss) before reclassifications	2,687	—	(50)	122	2,759
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	779	—	—	779
Reclassification adjustments for losses reclassified into income	—	—	212	—	212
Net current period other comprehensive income	2,687	779	162	122	3,750
Balance September 30, 2016	$2,853	$(1,518)	$(3,575)	$(33)	$(2,273)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax for the three and nine months ended September 30, 2015.

	Unrealized	Unrealized Gains
	Gains (Losses)	(Losses) on Securities
	on Securities	Transferred From			Accumulated Other
	Available-For-	Available-For-Sale to		Interest Rate	Comprehensive
(In thousands)	Sale	Held-To-Maturity	Pension Plan	Swaps	Income (Loss)
Beginning Balance June 30, 2015	$1,200	$(2,572)	$(3,261)	$(290)	$(4,923)
Other comprehensive income before reclassifications	1,215	—	—	73	1,288
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	144	—	—	144
Reclassification adjustments for losses reclassified into income	—	—	67	—	67
Net current period other comprehensive income	1,215	144	67	73	1,499
Balance September 30, 2015	$2,415	$(2,428)	$(3,194)	$(217)	$(3,424)

Beginning Balance December 31, 2014	$1,482	$(2,824)	$(3,395)	$(311)	$(5,048)
Other comprehensive income before reclassifications	933	—	—	94	1,027
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	396	—	—	396
Reclassification adjustments for losses reclassified into income	—	—	201	—	201
Net current period other comprehensive income	933	396	201	94	1,624
Balance September 30, 2015	$2,415	$(2,428)	$(3,194)	$(217)	$(3,424)

Details of the reclassification adjustments in the above table for the three and nine months ended September 30, 2016 and 2015 are presented below:

Details about Accumulated Other	Three Months Ended	Nine Months Ended
Comprehensive Income Components	September 30,	September 30,	Affected Line Item in the Statement
(In thousands)	2016	2016	Where Net Income is Presented
Amortization of defined benefit pension plan
	$95	$327	Compensation and benefits expense
	95	327	Total before tax
	(33)	(115)	Provision for income taxes
	$62	$212	Net of tax

Total reclassification adjustments	$62	$212	Decrease to net income

Details about Accumulated Other	Three Months Ended	Nine Months Ended
Comprehensive Income Components	September 30,	September 30,	Affected Line Item in the Statement
(In thousands)	2015	2015	Where Net Income is Presented
Amortization of defined benefit pension plan
	$103	$308	Compensation and benefits expense
	103	308	Total before tax
	(36)	(107)	Provision for income taxes
	$67	$201	Net of tax

Total reclassification adjustments	$67	$201	Decrease to net income

NOTE 14: DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2016 and December 31, 2015, we had an interest rate swap with a notional amount of $10 million that was designated as a cash flow hedge. The swap was used to convert a portion of the floating rate interest on our trust preferred issuance to a fixed rate of interest. Each quarter we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item. There was no ineffective portion recognized in earnings during the three or nine months ended September 30, 2016 or September 30, 2015. The fair values of $51 thousand and $239 thousand was reflected in other liabilities in the accompanying consolidated balance sheets at September 30, 2016 and December 31, 2015, respectively.

We have interest rate swaps with a notional amount of $45.1 million with certain commercial customers.  In order to minimize our risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps with our counterparty totaling $45.1 million (pay fixed/receive floating swaps). At September 30, 2016, the weighted average receive rate of these interest rate swaps was 2.24%, the weighted average pay rate was 3.64% and the weighted average maturity was 9.4 years.  The fair values of $1.83 million and $1.83 million were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at September 30, 2016. At December 31, 2015, the weighted average receive rate of these interest rate swaps was 2.13%, the weighted average pay rate was 3.60% and the weighted average maturity was 10.2 years.  The fair values of $765 thousand and $765 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at

December 31, 2015. Hedge accounting has not been applied for these derivatives.  Since the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

We have interest rate swaps with notional amounts totaling $8.4 million at September 30, 2016, and $9.8 million at December 31, 2015, that were designated as fair value hedges of certain fixed rate loans with municipalities. At September 30, 2016, the weighted average receive rate of these interest rate swaps was 1.87%, the weighted average pay rate was 3.27% and the weighted average maturity was 15.8 years. The fair value of $572 thousand at September 30, 2016, was reflected as a reduction to loans and an increase to other assets. At December 31, 2015 the weighted average receive rate of these interest rate swaps was 1.78%, the weighted average pay rate was 3.25% and the weighted average maturity was 16.6 years. The fair value of $319 thousand at December 31, 2015, was reflected as a reduction to loans and an increase to other assets. The ineffective portion of the interest swaps was immaterial and as such, amounts are not recognized in earnings.

We assessed our counterparty risk at September 30, 2016 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Note 8 to these consolidated financial statements.

NOTE 15: SUBSEQUENT EVENTS

On October 22, 2016, the Company entered into a definitive merger agreement to be acquired by Community Bank System, Inc. for approximately $304 million in Community Bank System, Inc. stock and cash.  The merger is subject to the approval by the stockholders of Merchants Bancshares, Inc. and regulatory authorities and is expected to be completed during the second quarter of 2017.

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

Forward-looking statements are based on the current assumptions and beliefs of Management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, difficulties in achieving cost savings in connection with the acquisition of NUVO Bank & Trust Company (“NUVO”) or in achieving such cost savings within the expected timeframe; adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions and non-bank entities; weakness in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; failure to obtain the approval of our stockholders in connection with our proposed merger with Community Bank System, Inc.(“Community”);  the timing to consummate the proposed merger;  the risk that a condition to closing of the proposed merger may not be satisfied; the risk that a regulatory approval that may be required for the proposed merger is not obtained or is obtained subject to conditions that are not anticipated; the parties’ ability to achieve the synergies and value creation contemplated by the proposed merger; the parties’ ability to successfully integrate operations in the proposed merger; the effect of the announcement of the proposed merger on our ability to maintain relationships with our key partners, customers and employees, and on our operating results and business generally; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statement is made.

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

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income is tax-exempt interest income from certain tax-exempt loans. An amount equal to the tax benefit derived from this tax exempt income is added back to the interest income total, to produce net interest income on a fully taxable equivalent basis. We believe the disclosure of taxable equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in our results of operations. Other financial institutions commonly present net interest income on a taxable equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of taxable exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. A reconciliation of taxable equivalent financial information to our consolidated financial statements prepared in accordance with GAAP appears at the bottom of the table entitled “Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Net Interest Margin” on page 39.

The tangible capital ratio is the ratio of tangible stockholders’ equity (total stockholders’ equity less goodwill and CDI related to the NUVO acquisition) divided by tangible assets (total assets less goodwill and CDI related to the NUVO acquisition). Tangible book value per share is calculated by dividing tangible stockholders’ equity by period end shares outstanding. A reconciliation of the tangible capital ratio and tangible book value per share can be found below.

Additionally, in several places adjusted financial measures are presented. Adjusted noninterest expense excludes non-recurring expenses not considered integral to the Company’s normal operations. Specifically excluded in adjusted noninterest expense are NUVO acquisition costs, Community Bank System, Inc. merger costs and severance and retirement costs. Adjusted net income is GAAP net income adjusted for these non-recurring elements of noninterest expense. These adjustments are considered helpful in the comparison of quarterly noninterest expense and net income. Reconciliations of adjusted net income and adjusted noninterest expense to our consolidated financial statements prepared in accordance with GAAP appear below and are titled “Adjusted Net Income non-GAAP Reconciliation” and “Adjusted Noninterest Expense Non-GAAP Reconciliation,” respectively.

A 35.0% tax rate was used in both 2016 and 2015.

Tangible Book Value Non-GAAP Reconciliation

	Period Ended
	September 30,	December 31,
(In thousands except share and per share data)	2016	2015
Total assets	$1,994,655	$2,021,237
Core deposit intangible	1,207	1,360
Goodwill	7,011	6,967
Tangible assets	$1,986,437	$2,012,910

Total stockholders' equity	158,287	148,054
Core deposit intangible	1,207	1,360
Goodwill	7,011	6,967
Tangible stockholders' equity	$150,069	$139,727

Period end shares outstanding	6,883,644	6,855,294

Tangible book value per share	$21.80	$20.38
Tangible capital ratio	7.55%	6.94%

Adjusted Net Income Non-GAAP Reconciliation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Community Bank System, Inc. merger related expenses	$476	$—	$476	$—
NUVO Bank & Trust Company acquisition related expenses	—	215	61	363
Severance and retirement costs	9	342	186	407
Tax effect	106	110	152	154
Adjustments, net of tax	$379	$447	$571	$616

GAAP net income as reported	3,911	3,856	11,767	10,308
Adjusted net income	$4,290	$4,303	$12,338	$10,924

Adjusted Noninterest Expense Non-GAAP Reconciliation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Noninterest expense	$11,420	$10,591	$34,172	$31,079
Less:
Community Bank System, Inc. merger related expenses	476	—	476	—
NUVO Bank & Trust Company acquisition related expenses	—	215	61	363
Severance and retirement costs	9	342	186	407
Adjusted noninterest expense	$10,935	$10,034	$33,449	$30,309

General

The following discussion and analysis of financial condition as of September 30, 2016 and December 31, 2015 and results of operations of Merchants and its subsidiaries for the three and nine months ended September 30, 2016 and 2015 should be read in conjunction with the consolidated financial statements and notes thereto and selected statistical information appearing elsewhere in this Quarterly Report on Form 10-Q. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank.

RESULTS OF OPERATIONS

Overview

We realized net income of $3.91 million, or $0.57 per diluted share, for the third quarter of 2016 compared to net income $3.86 million in net income, or $0.61 per diluted share, in the third quarter of 2015. For the nine months ended September 30, 2016, net income was $11.77 million, or $1.71 per diluted share, compared to net income of $10.31 million, or $1.62 per diluted share, for the same period in 2015. Excluding NUVO acquisition costs, Community Bank System, Inc. merger costs and severance and retirement related expenses, net of tax, adjusted net income would have been $4.29 million and $12.34 million, or $0.62 and $1.79 per diluted share, for the three and nine months ended September 30, 2016, respectively compared to adjusted net income of $4.30 million and $10.92 million and $0.68 and $1.72 per diluted share for the same periods in 2015. Refer to Adjusted Net Income Non-GAAP table on page 37.

The return on average assets was 0.80% for the three and nine months ended September 30, 2016, compared to 0.88% and 0.79% for the same periods in 2015. The return on average stockholders’ equity was 9.91% and 10.20% for the three and nine months ended September 30, 2016, respectively, compared to 11.93% and 10.75% for the same periods in 2015.

Stockholders equity ended the quarter at $158.29 million. The book value per share at September 30, 2016 was $22.99 per share, an increase of $1.40 per share from $21.59 at December 31, 2015.  The tangible book value per share at September 30, 2016 was $21.80 per share, an increase of $1.42 per share from $20.38 at December 31, 2015. At September 30, 2016, our common Tier 1 equity ratio was 12.78%. At September 30, 2016, the leverage capital ratio increased to 8.84% from 8.77%, the total risk-based capital ratio decreased slightly to 15.59% from 15.77% and the non-GAAP tangible capital ratio increased to 7.55% from 6.94%, at December 31, 2015. See page 36 for our non-GAAP tangible book value calculation.

•

Net interest income: Net interest income was $13.80 million and $41.36 million for the three and nine months ended September 30, 2016, respectively, compared to $12.07 million and $35.37 million for the same periods in 2015. Net interest income on a fully-taxable basis was $14.39 million and $43.02 million for the three and nine months ended September 30, 2016, respectively, compared to $12.60 million and $36.91 million for the same periods in 2015.

•

Provision for Credit Losses: The Company recorded a $500 thousand and $905 thousand provision for credit losses for the three and nine months ended September 30, 2016, compared to a $150 thousand and $250 thousand provision for credit losses for the three and nine months ended September 30, 2015.

•

Noninterest income: Noninterest income for the three and nine months ended September 30, 2016 was $3.13 million and $9.28 million, respectively, a decrease of $318 thousand and an increase $404 thousand for the same periods in 2015.

•

Noninterest expense: Noninterest expense was $11.42 million and $34.17 million three and nine months ended September 30, 2016, an increase of $829 thousand and $3.09 million from the same periods in 2015.  Excluding NUVO acquisition costs, Community Bank System, Inc. merger costs and severance and retirement costs, adjusted noninterest expense was $10.94 million and $33.45 million for the three and nine months ended September 30, 2016, respectively, compared to $10.03 million and $30.31 million for the same periods in 2015. Refer to the “Adjusted Noninterest Expense Non-GAAP Reconciliation” on page 37 for additional information.

•

Loans: Loans were $1.48 billion for the third quarter of 2016, an increase of $63.01 million from December 31, 2015. Average loans totaled $1.45 billion and $1.43 billion for the three and nine months ended September 30, 2016, respectively compared to average loans of $1.25 billion and $1.22 billion for the three and nine months ended September 30, 2015, respectively.

•	Investments: The investment portfolio, which includes FHLB stock, ended the quarter at $394.49 million, a decrease of $12.44 million from December 31, 2015.

•

Deposits: Total deposits were $1.50 billion at September 30, 2016, a decrease of $47.60 million from December 31, 2015. Average deposits totaled $1.50 billion and $1.51 billion for the three and nine months ended September 30, 2016, respectively compared to average deposits of $1.40 billion and $1.36 billion for the three and nine months ended September 30, 2015, respectively.

Net Interest Income

As shown on the following tables, our fully taxable equivalent (“FTE”) net interest income was $14.39 million and $43.02 million for the three and nine months ended September 30, 2016, respectively compared to $12.60 million and $36.91 million for the three and nine months ended September 30, 2015, respectively. Our fully taxable equivalent net interest margin increased 7 and 10 basis points to 3.03% and 3.05% for the three and nine months ended September 30, 2016, respectively from 2.96% and 2.95% for the same periods in 2015. The increase in the net interest margin from the same period in 2015 was driven by higher loan yields and changes in the loan mix.

The following tables present an analysis of net interest income and interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a FTE basis, using a 35% rate. Nonaccrual loans are included in the average loan balance outstanding.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Net Interest Margin

	Three Months Ended
	September 30, 2016			September 30, 2015
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$1,451,612	$13,647	3.74%	$1,245,861	$11,583	3.69%
Investments	385,644	1,818	1.89%	395,560	1,961	1.98%
Interest-earning deposits with banks and other short-term investments	40,879	54	0.53%	52,795	25	0.19%
Total interest earning assets	1,878,135	15,519	3.29%	1,694,216	13,569	3.19%
Allowance for loan losses	(12,468)			(12,223)
Cash and due from banks	30,221			26,049
Bank premises and equipment, net	13,889			15,142
Bank owned life insurance	10,680			10,456
Other assets	37,325			26,103
Total assets	$1,957,782			$1,759,743

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$662,250	$413	0.25%	$613,337	$354	0.23%
Time deposits	213,853	321	0.60%	195,044	318	0.65%
Total interest bearing deposits	876,103	734	0.33%	808,381	672	0.33%
Short-term borrowings	63,130	79	0.50%	9,649	8	0.33%
Securities sold under agreements to repurchase, short-term	206,181	107	0.21%	195,410	89	0.18%
Other long-term debt	3,680	12	1.22%	2,265	12	2.01%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	201	3.88%	20,619	187	3.63%
Total borrowed funds	293,610	399	0.54%	227,943	296	0.52%
Total interest bearing liabilities	$1,169,713	$1,133	0.39%	$1,036,324	$968	0.37%
Noninterest bearing deposits	620,142			586,773
Other liabilities	10,131			7,388
Stockholders' equity	157,796			129,258
Total liabilities and stockholders' equity	$1,957,782			$1,759,743

Net interest earning assets	$708,422			$657,892

Net interest income (fully taxable equivalent)		$14,386			$12,601
Tax equivalent adjustment		(589)			(528)
Net interest income		$13,797			$12,073

Net interest rate spread			2.90%			2.82%

Net interest margin			3.03%			2.96%

	Nine Months Ended
	September 30, 2016			September 30, 2015
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$1,432,167	$40,421	3.77%	$1,218,067	$34,013	3.73%
Investments	397,146	5,803	1.95%	379,030	5,784	2.04%
Interest-earning deposits with banks and other short-term investments	50,695	193	0.51%	73,630	157	0.28%
Total interest earning assets	1,880,008	46,417	3.30%	1,670,727	39,954	3.20%
Allowance for loan losses	(12,264)			(12,065)
Cash and due from banks	29,324			25,066
Bank premises and equipment, net	14,358			15,362
Bank owned life insurance	10,626			10,395
Other assets	37,344			27,038
Total assets	$1,959,396			$1,736,523

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$666,433	$1,277	0.26%	$577,006	$1,075	0.25%
Time deposits	225,442	1,052	0.62%	201,601	975	0.65%
Total interest bearing deposits	891,875	2,329	0.35%	778,607	2,050	0.35%
Short-term borrowings	29,469	110	0.50%	5,285	13	0.33%
Securities sold under agreements to repurchase, short-term	233,934	319	0.18%	212,859	390	0.24%
Other long-term debt	4,234	43	1.34%	2,286	35	2.03%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	594	3.85%	20,619	560	3.63%
Total borrowed funds	288,256	1,066	0.49%	241,049	998	0.55%
Total interest bearing liabilities	$1,180,131	$3,395	0.38%	$1,019,656	$3,048	0.40%
Noninterest bearing deposits	615,401			581,351
Other liabilities	10,042			7,640
Stockholders' equity	153,822			127,876
Total liabilities and stockholders' equity	$1,959,396			$1,736,523

Net interest earning assets	$699,877			$651,071

Net interest income (fully taxable equivalent)		$43,022			$36,906
Tax equivalent adjustment		(1,662)			(1,535)
Net interest income		$41,360			$35,371

Net interest rate spread			2.92%			2.80%

Net interest margin			3.05%			2.95%

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

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	Three Months Ended			Due to
	September 30,		Increase			Volume/
(In thousands)	2016	2015	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans, including fees on loans	$13,647	$11,583	$2,064	$1,908	$158	$(2)
Investments	1,818	1,961	(143)	(49)	(94)	—
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	54	25	29	(6)	45	(10)
Total interest income	15,519	13,569	1,950	1,853	109	(12)
Less interest expense:
Savings, interest bearing checking and money market accounts	413	354	59	28	28	3
Time deposits	321	318	3	31	(26)	(2)
Federal funds purchased and Federal Home Loan Bank short-term borrowings	79	8	71	44	4	23
Securities sold under agreements to repurchase, short-term	107	89	18	5	13	—
Other long-term debt	12	12	—	7	(4)	(3)
Junior subordinated debentures issued to unconsolidated subsidiary trust	201	187	14	—	13	1
Total interest expense	1,133	968	165	115	28	22
Net interest income	$14,386	$12,601	$1,785	$1,738	$81	$(34)

	Nine Months Ended			Due to
	September 30,		Increase			Volume/
(In thousands)	2016	2015	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans, including fees on loans	$40,421	$34,013	$6,408	$2,007	$123	$4,278
Investments	5,803	5,784	19	93	(88)	14
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	193	157	36	(16)	42	10
Total interest income	46,417	39,954	6,463	2,084	77	4,302
Less interest expense:
Savings, interest bearing checking and money market accounts	1,277	1,075	202	56	9	137
Time deposits	1,052	975	77	39	(14)	52
Federal funds purchased and Federal Home Loan Bank short-term borrowings	110	13	97	20	2	75
Securities sold under agreements to repurchase, short-term	319	390	(71)	13	(31)	(53)
Other long-term debt	43	35	8	10	(4)	2
Junior subordinated debentures issued to unconsolidated subsidiary trust	594	560	34	—	11	23
Total interest expense	3,395	3,048	347	138	(27)	236
Net interest income	$43,022	$36,906	$6,116	$1,946	$104	$4,066

Allowance for Loan Losses

The allowance for loan losses at September 30, 2016 was $12.54 million, or 0.85% of total loans and 296% of nonperforming loans, compared to $12.04 million, or 0.85% of total loans and 302% of nonperforming loans at December 31, 2015, respectively.  We recorded a $500 thousand and $905 thousand provision for credit losses for the three and nine months ended September 30, 2016, compared to a $150 thousand and a $250 thousand provision for credit losses for the three and nine months ended September 30, 2015.  The primary factor for the provision in the third quarter of 2016 was to support growth in loan balances including the seasonal increase in municipal loans. Performing loans past due 31-90 days were 0.06% of total loans at September 30, 2016 compared to 0.05% at December 31, 2015.  Nonperforming loans as a percent of total loans were 0.29% at September 30, 2016 compared to 0.28% at December 31, 2015.  Accruing substandard loans increased to 2.17% of total loans at September 30, 2016 compared to 1.32% at December 31, 2015.  Net charge-offs for the nine months ended September 30, 2016 totaled $315 thousand. All of these factors are taken into consideration during Management’s quarterly review of the allowance for loan losses. For a more detailed discussion of our allowance for loan loss and nonperforming assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Quality and Allowance for Credit Losses” below.

NONINTEREST INCOME AND EXPENSES

Noninterest Income

Noninterest income for the three and nine months ended September 30, 2016 was $3.13 million and $9.28 million, respectively, a decrease of $318 thousand and an increase of $404 thousand for the same periods in 2015. The decline from the third quarter in 2015 was primarily due to non-recurring miscellaneous income of $440 thousand recognized in the prior period.

Noninterest Expense

Noninterest expense was $11.42 million and $34.17 million three and nine months ended September 30, 2016, an increase of $829 thousand and $3.09 million from the same periods in 2015.  Excluding NUVO acquisition costs, Community Bank System, Inc. merger costs and severance and retirement costs, adjusted noninterest expense was $10.94 million and $33.45 million for the three and nine months ended September 30, 2016, respectively, an increase of $901 thousand and $3.14 million for the same periods in 2015. The increase on an adjusted basis for the three and nine months ended September 30, 2016 is primarily due to the acquisition of NUVO in December 2015.

Income Taxes

Merchants Bancshares’ effective tax rate was 21.9% and 24.4% for the three and nine months ended September 30, 2016, respectively, compared to 19.3% and 20.2% for the three and nine months ended September 30, 2015, respectively.  The increase is mainly due to changes in business mix composition.

BALANCE SHEET ANALYSIS

Our total assets were $1.99 billion at September 30, 2016, a decrease of $26.58 million from December 31, 2015.  Average earning assets increased to $1.88 billion for the three and nine months ended September 30, 2016, from $1.69 and $1.67 billion for the three and nine months ended September 30, 2015, respectively, mainly due to the NUVO acquisition.

Loans

Average loans for the three months ended September 30, 2016 were $1.45 billion, a $24.65 million, or 1.73%, increase over average loans on a linked quarter basis and an increase of $205.75 million, or 16.51% over the same period in 2015. Loans at September 30, 2016 were $1.48 billion, a $63.01 million increase from $1.41 billion at December 31, 2015. The increase in loan balances from December 31, 2015 is mainly driven by growth in total commercial and commercial real estate loans.

The composition of our loan portfolio is shown in the following table:

(In thousands)	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015
Commercial, financial and agricultural	$268,530	$260,167	$237,451	$207,067
Municipal loans	112,007	60,590	105,421	108,423
Residential	450,584	456,132	468,443	448,632
Commercial Real Estate	584,392	560,056	558,004	450,673
Construction	55,210	50,788	34,802	40,748
Installment loans	6,547	7,629	10,115	2,370
All other loans	15	31	44	19
Total loans	$1,477,285	$1,395,393	$1,414,280	$1,257,932

Totals above are shown net of deferred loans fees of $1.14 million, $1.14 million, $1.20 million, and $802 thousand for September 30, 2016, June 30, 2016, December 31, 2015, and September 30, 2015, respectively.

Investments

The investment portfolio is used to generate interest income, and to manage liquidity and interest rate sensitivity. The average investment portfolio, including FHLB stock, for the third quarter of 2016 was $385.64 million, a decrease of $9.92 million from the average balance for the third quarter of 2015. The ending balance in the investment portfolio, including FHLB stock, at September 30, 2016 was $394.49 million, compared to $406.93 million at December 31, 2015. The book balance of the portfolio at September 30, 2016 includes a $4.40 million net unrealized gain on the available for sale portion of the investment portfolio, compared to a net unrealized gain of $269 thousand at December 31, 2015.

The composition of our investment portfolio as of September 30, 2016, including both available for sale and held to maturity securities, consisted of the following:

	Amortized	Fair
(In thousands)	Cost	Value
Available for Sale:
U.S. Treasury Obligations	$25,076	$25,333
U.S. Government Sponsored Enterprises ("U.S. GSEs")	49,030	49,529
Federal Home Loan Bank ("FHLB") Obligations	62,372	63,247
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	80,061	82,293
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	24,162	24,280
Agency Collateralized Mortgage Obligations ("Agency CMOs")	53,576	53,961
Asset Backed Securities ("ABSs")	295	330
Total Available for Sale	$294,572	$298,973
Held to Maturity:
U.S. Agency Obligations	$18,073	$18,903
Agency CMOs	66,456	67,686
Agency MBSs	6,143	6,429
Total Held to Maturity	90,672	93,018
Total Securities	$385,244	$391,991

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

As a member of the Federal Home Loan Bank (“FHLB”) of Boston, we are required to invest in stock of the FHLB in an amount determined based on our borrowings from the FHLB.  Our investment in FHLB stock totaled $4.84 million at September 30, 2016 compared to $3.80 million at December 31, 2015. The FHLB continues to be classified as “adequately capitalized” by its primary regulator. Based on current available information, we have concluded that our investment in FHLB stock is not impaired.  We will continue to monitor our investment in FHLB stock.

Deposits and Other Liabilities

Our total deposit balance was $1.50 billion at September 30, 2016, a decrease of $47.60 million from December 31, 2015. Our average deposit balance increased by $101.09 million to $1.50 billion for the three months ended September 30, 2016 from $1.40 billion from the same period in 2015. The average deposit balance increased by $147.32 million to $1.51 billion for the nine months ended September 30, 2016 from $1.36 billion from the same period in 2015.

Securities sold under agreement to repurchase, which represent collateralized customer accounts, were $276.08 million at September 30, 2016, an increase of $8.29 million from $267.79 million at September 30, 2015, due to an increase in municipal customers. The average securities sold under agreement to repurchase balance increased to $206.18 million for the three months ended September 30, 2016 from $195.41 million from the same period in 2015 due to the acquisition of NUVO. The average securities sold under agreement to repurchase balance increased to $233.93 million for the nine months ended September 30, 2016 from $212.86 million from the same period in 2015.

CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

Recent statistics on the United States economy show continued improvement in the labor market and a Real GDP increase at an annual rate of 1.1% in the second quarter of 2016.  Nationwide unemployment rates have remained flat at 5.0% at September 30, 2016 and December 31, 2015.

In Vermont, seasonally-adjusted statewide unemployment rates continue to decline and are tied for the 5th lowest unemployment rate in the country in July 2016.  The Massachusetts seasonally-adjusted statewide unemployment rate was slightly lower than the national average and is ranked as the 14th lowest unemployment rate in the country as of July 2016.

Credit quality

Credit quality is a major strategic focus and strength of our company.  Although we actively manage current nonperforming and classified loans, there is no assurance that we will not have increased levels of problem assets in the future.  The composition of the nonperforming pool is dynamic with accounts moving in and out of this category over time.

The following table summarizes our nonperforming loans (“NPL”) and nonperforming assets (“NPA”) as of the dates indicated.

(In thousands)	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015
Nonaccrual loans	$3,488	$3,659	$3,513	$713
Loans past due greater than 90 days and accruing	—	—	—	—
Troubled debt restructurings (“TDR”)	748	830	472	51
Total nonperforming loans	4,236	4,489	3,985	764
OREO	—	60	12	—
Total nonperforming assets	$4,236	$4,549	$3,997	$764

Nonperforming loans at September 30, 2016 were $4.24 million, including $2.53 million in nonperforming loans acquired from NUVO.  Of the $4.24 million in nonperforming loans in the table above there were $3.43 million in commercial and commercial real estate loans and $813 thousand in residential mortgages.  Nonperforming loans, as of June 30, 2016, December 31, 2015, September 30, 2015 were adjusted $200 thousand, $210 thousand, and $640 thousand, respectively for accruing TDRs reflecting the Company’s policy update classifying these loans as performing loans.

Our analysis indicates any additional loss exposure on current non-accruing loans is minimal based on a combination of estimated collateral value and a specific allocation of reserve, where needed.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were three restructured residential mortgages at September 30, 2016 with balances totaling $113 thousand. There were two restructured commercial loans and one commercial real estate loan at September 30, 2016 with balances of $397 thousand and $432 thousand, respectively.  At September 30, 2016, five TDRs continue to pay as agreed according to the modified terms and are considered well-secured. One TDR is not paying as agreed according to the terms and is not considered well-secured.

Excluded from the nonperforming balances discussed above are loans that are 31 to 90 days past due, which are not necessarily considered classified or impaired.  Accruing loans 31 to 90 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Period Ended	31-90 Days
September 30, 2016	0.06%
June 30, 2016	0.06%
March 31, 2016	0.28%
December 31, 2015	0.05%
September 30, 2015	0.01%

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

A loan remains in non-accruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a non-accruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell and is actively marketed.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statements of income. Nonperforming loans, which primarily consist of non-accruing residential mortgage, commercial, commercial real estate loans and non-accruing TDRs totaled $4.24 million and $4.00 million at September 30, 2016 and December 31, 2015, respectively.  At September 30, 2016, $623 thousand of nonperforming loans had specific reserve allocations totaling $218 thousand.

Substandard loans at September 30, 2016 totaled $36.27 million, of which $32.11 million in loans continue to accrue interest.  Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss.  These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral.  These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our loan loss reserve.

Accruing substandard loans at September 30, 2016 reflect a $13.41 million increase in balances since December 31, 2015. At September 30, 2016, accruing substandard loans related to owner-occupied commercial real estate totaled $13.71 million, investor commercial real estate loans totaled $1.92 million, residential investment real estate loans totaled $910 thousand, residential mortgage loans total $74 thousand and $15.50 million in substandard loans are outstanding to corporate borrowers in a variety of different industries. Seventeen borrowers in a variety of industries account for 93% of the total accruing substandard loans.

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

The following table reflects our loan loss experience and activity in the allowance for loan losses for the periods indicated:

	Three Months	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended	Ended
(In thousands)	September 30, 2016	September 30, 2016	December 31, 2015	September 30, 2015
Average loans during the period	$1,451,612	$1,432,167	$1,240,386	$1,218,067
Allowance beginning of the period	12,420	12,040	11,833	11,833
Charge-offs:
Commercial, financial & agricultural	(115)	(122)	(29)	(28)
Residential	(82)	(155)	(112)	(84)
Commercial Real Estate	—	—	—	—
Installment, Other	(50)	(128)	(108)	(65)
Total charge-offs	(247)	(405)	(249)	(177)
Recoveries:
Commercial, financial & agricultural	1	5	34	31
Residential	6	28	52	36
Commercial Real Estate	—	4	2	2
Construction	—	—	—	—
Installment, Other	14	53	52	41
Total recoveries	21	90	140	110
Net charge-offs	(226)	(315)	(109)	(67)
Provision for loan losses	346	815	316	444
Allowance end of period	$12,540	$12,540	$12,040	$12,210
Ratio of net charge-offs to average loans outstanding	(0.06)%	(0.03)%	(0.01)%	(0.01)%

Components:
Provision for allowance for loan losses	$346	$815	$316	$444
Provision for reserve for undisbursed lines and letters of credit	154	90	(66)	(194)
Provision for credit losses	$500	$905	$250	$250

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015
NPL to total loans	0.29%	0.32%	0.28%	0.06%
NPA to total assets	0.21%	0.24%	0.20%	0.04%
Allowance for loan losses to total loans	0.85%	0.89%	0.85%	0.97%
Allowance for loan losses to NPL	296%	277%	302%	1600%

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

As of September 30, 2016, we could borrow up to $55 million in overnight funds through unsecured borrowing lines established with correspondent banks.  In addition, we have established both overnight and longer term lines of credit with the FHLB. These borrowings are secured by residential mortgage loans. At September 30, 2016, we pledged loans with a carrying value of $361.73 million which carries a $256.26 million borrowing capacity at the FHLB, less borrowings and letters of credit of $44.75 million, resulting in quarter-end capacity of $211.51 million. At December 31, 2015, we pledged loans with a carrying value of $369.78 million which carried a $262.96 million borrowing capacity at the FHLB, less borrowings and letters of credit of $15.25 million, resulting in year-end capacity of $246.92 million. We also have the ability to borrow through the use of repurchase agreements, collateralized by our investments, with certain approved counterparties. Our investment portfolio, which is managed by the ALCO, had a carrying amount of $389.65 million at September 30, 2016, of which $363.92 million was pledged.  The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position.  Any excess funds are either left on deposit at the Federal Reserve Bank, or are in a fully insured account with one of our correspondent banks.

Presented below are our short-term borrowings during the periods indicated:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2016
FHLB and other short-term borrowings
Amount outstanding at end of period	$22,000	$22,000
Maximum during the period amount outstanding	110,000	110,000
Average amount outstanding	63,130	29,469
Weighted average-rate during the period	0.50%	0.50%
Weighted average rate at period end	0.43%	0.43%
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$276,083	$276,083
Maximum during the period amount outstanding	295,344	295,344
Average amount outstanding	206,181	233,934
Weighted average-rate during the period	0.21%	0.18%
Weighted average rate at period end	0.20%	0.20%

Commitments and Off-Balance Sheet Risk

We are a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Contingent obligations under standby letters of credit totaled approximately $7.11 million and $6.30 million at September 30, 2016 and December 31, 2015, respectively, and represent the maximum potential future payments we could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused: therefore, the total amounts do not necessarily represent future cash requirements.  The fair value of our standby letters of credit at September 30, 2016 and December 31, 2015 was insignificant.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios of common equity, total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of September 30, 2016, that Merchants met all capital adequacy requirements to which it is subject.

Under rules effective January 1, 2015, a bank holding company, such as Merchants Bancshares, is considered well capitalized if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 8%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, the FDIC has amended its prompt corrective action rules to reflect the new capital rules. Under the FDIC’s revised rules, which became effective January 1, 2015, an FDIC supervised institution, such as Merchants Bank is considered well capitalized if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  Merchants elected to opt-out of this regulatory capital provision.  By opting out of the provision, Merchants retains what is known as the accumulated other comprehensive income filter.  The final rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” in addition to the amount necessary to meet its minimum risk-based capital requirements.  The phase-in period for the “capital conservation buffer” requirement began January 1, 2016 with a requirement to be 0.625% above the minimum risk-based capital requirements.  When fully phased in on January 1, 2019, banks must maintain a “capital conservation buffer” of 2.50%.

As of September 30, 2016, the most recent notification from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed Merchants Bank’s category.

The following table summarizes Merchants’ and Merchants Bank’s capital ratios in comparison to the regulatory requirements:

					To Be Well-
					Capitalized Under		Fully Phased-in,
	Actual		For Capital		Prompt Corrective		with Capital
	September 30, 2016		Adequacy Purposes		Action Provisions		Conservation Buffers
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Merchants Bancshares, Inc.:
Leverage capital	$172,303	8.84%	$78,002	4.00%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital	172,303	14.46%	71,508	6.00%	N/A	N/A	$101,302	8.50%
Total risk-based capital	185,848	15.59%	95,343	8.00%	N/A	N/A	125,138	10.50%
Common Tier 1 equity	152,303	12.78%	53,631	4.50%	N/A	N/A	83,425	7.00%

Merchants Bank:
Leverage capital	$169,821	8.69%	$78,141	4.00%	$97,676	5.00%	N/A	N/A
Tier 1 risk-based capital	169,821	14.17%	71,905	6.00%	95,873	8.00%	$101,866	8.50%
Total risk-based capital	183,365	15.30%	95,873	8.00%	119,842	10.00%	125,834	10.50%
Common Tier 1 equity	169,821	14.17%	53,929	4.50%	77,897	6.50%	83,889	7.00%

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

The ALCO consultant’s most recent review was as of September 30, 2016. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and, because rates continue to be very low, a 100 basis point falling interest rate scenario that assumes a parallel and pro rata shift of the yield curve over a one-year period, and no growth assumptions.  Additionally, the consultant ran a 400 basis point rising simulation that assumed a parallel shift of the curve over 24 months, a 500 basis point rising simulation which assumed the curve flattened over a 24 month time frame, and a 500 basis point rising simulation which assumed the increase in rates was delayed by two years. A summary of the results is as follows:

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

We have established a target range for the change in net interest income in year one of zero to 7.5%. The net interest income simulation as of September 30, 2016 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Percent Change in Net
Rate Change	Interest Income
Up 200 basis points	2.20%
Down 100 basis points	(2.80)%

The change in net interest income in the second year of the simulation shows a more pronounced downward trend in the flat and down 100 basis points scenarios, the projected change is (2.3)% and (13.7)%, respectively, while the up 200 basis points simulation produces an increase of 8.1%.  The degree to which this exposure materializes will depend, in part, on our ability to manage our balance sheet as interest rates rise or fall.

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

The most significant ongoing factor affecting market risk exposure of net interest income during the quarter ended September 30, 2016 was the sustained low interest rate environment.  Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.

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

Item 4 – Controls and Procedures

Our principal executive officer, interim principal financial officer, and other members of our senior management have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and interim principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management (including the principal executive officer and interim principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, we have reviewed our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Merger

If our merger with Community Bank System, Inc. is not completed, we will have incurred substantial expenses without our stockholders realizing the expected benefits.

On October 22, 2016, we entered into an Agreement and Plan of Merger with Community Bank System, Inc., or “Community,” pursuant to which we will merge with and into Community, with Community as the surviving corporation. Completion of the merger is subject to closing conditions including, but not limited to, various regulatory approvals and the approval of our stockholders. We currently expect that the merger will be completed in the second quarter of 2017. It is possible, however, that factors outside of our control could require the parties to complete the merger at a later time, or not to complete the merger at all. In the event that the merger is not consummated for any reason, we will be subject to many risks, including the costs related to the merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed, and, potentially, the payment of a termination fee under certain circumstances. If the merger is not consummated, the market price of our common stock could decline. We also could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the merger agreement.

Our stockholders will receive a fixed consideration of cash and/or Community common stock for each share of our common stock, regardless of any changes in the market value of our common stock or Community common stock before the completion of the merger.

Upon completion of the merger, each share of our common stock will be converted into the right to receive a fix ratio of cash and/or shares of Community common stock. There will be no adjustment to the exchange ratio (except for (i) adjustments to reflect the effect of any stock split, reverse stock split, stock dividend, recapitalization, reclassification or other similar transaction with respect to our common stock or (ii) any adjustment for proration in accordance with the merger agreement to maintain an overall 70% stock consideration and 30% cash consideration ratio), and we do not have a right to terminate the merger agreement based upon changes in the market price of Community common stock, subject to the limited exception described below. Accordingly, the dollar value of Community common stock that our stockholders will receive upon completion of the merger will depend upon the market value of Community common stock at the time of completion of the merger, which may be lower or higher than the closing price of Community common stock on the last full trading day preceding public announcement that Community and we entered into the merger agreement, the last full trading day prior to the date that our proxy statement is delivered to our stockholders, or the date of the stockholder meeting. The market values of Community’s common stock and our common stock have varied since Community and we entered into the merger agreement and will continue to vary in the future due to changes in the business, operations or prospects of Community and us, market assessments of the merger, regulatory considerations, market and economic considerations, and other factors, most of which are beyond our control.

If, on the date on which all regulatory approvals for the merger have been received, the average closing price of Community common stock for the 20-trading period ending three days prior to such date is less than $35.78, and since the date of the merger agreement the percentage decrease in the market price of the Community common stock is more than 20% greater than any percentage decrease in the average market price of a prescribed index, we may elect to terminate the merger agreement. If we provide notice of our intent to terminate, Community will have the option of paying additional consideration, as specified in the merger agreement, in order to proceed with the merger.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships with us. Our employee retention and recruitment may be particularly challenging prior to the effective time of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results. In addition, the merger agreement generally requires that we operate in the usual, regular and ordinary course of business and restricts us from taking certain actions prior to the effective time of the merger or termination of the merger agreement without Community’s consent in writing. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Regulatory approvals may not be received, may take longer than expected or impose conditions that are not presently anticipated.

Before the merger may be completed, certain approvals or consents must be obtained from the various bank regulatory and other authorities in the United States. There can be no assurance as to whether regulatory approval will be received or the timing of the approvals. Community is not obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger include any conditions or restrictions that would constitute a “Material Adverse Effect” as defined in the merger agreement. There can be no assurance that regulatory approvals will not include such conditions or restrictions and such conditions or restrictions could have the effect of delaying completion of the merger.

The termination fee and the restrictions on solicitation contained in the merger agreement may discourage other companies from trying to acquire us.

Until the completion of the merger, we are prohibited from soliciting, initiating, encouraging, or with some exceptions, considering any inquiries or proposals that may lead to a proposal or offer for a merger or other business combination transaction with any person other than Community. In addition, we have agreed to pay a termination fee of $10.7 million to Community in specified circumstances. These provisions could discourage other companies from trying to acquire us even though those other companies might be willing to offer greater value to our stockholders than Community has offered in the merger. The payment of the termination fee also could have a material adverse effect on our results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults on Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

None.

PART IV

Item 6 – Exhibits

The following exhibits are either filed or attached as part of this report, or are incorporated herein by reference:

Exhibit	Description

2.1

Agreement and Plan of Merger, dated as of October 22, 2016, by and between Community Bank System, Inc. and Merchants Bancshares, Inc. (Incorporated by reference to Exhibit 2.1 to Merchants Bancshares, Inc.’s Current Report on Form 8-K filed on October 24, 2016).

3.1

Amendment to the Amended and Restated Bylaws of Merchants Bancshares, Inc., adopted on October 22, 2016 (Incorporated by reference to Exhibit 3.1 to Merchants Bancshares, Inc.’s Current Report on Form 8-K filed on October 24, 2016).

10.2	Employment Agreement by and between Merchants, Merchants Bank and Robert Ripley, entered into on October 3, 2016+*

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101

The following materials from Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to Interim Unaudited Consolidated Financial Statements.*

+     Management contract or compensatory plan or agreement

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

November 7, 2016
Date