Form 10-K
period 2016-12-31
MERCHANTS BANCSHARES INC
filed 2017-03-15
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2016

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

Large Accelerated Filer [   ]    Accelerated Filer [X]    Nonaccelerated Filer [   ]    Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). [   ] Yes     [X] No

The aggregate market value of the registrant’s common stock held by non-affiliates was $181,652,814 as computed using the per share price, as reported on the NASDAQ, as of market close on June 30, 2016.

As of February 24, 2017, there were 6,909,187 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

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

Forward-looking statements are based on the current assumptions and beliefs of Management and are only expectations of future results. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, adverse conditions in the capital and debt markets; changes in interest rates; competitive pressures from other financial institutions and non-bank entities; weakness in general economic conditions on a national basis or in the local markets in which we operate, including changes which adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities and other assets; changes in loan default and charge-off rates; the adequacy of loan loss reserves; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; failure to obtain the approval of our stockholders in connection with our proposed merger with Community Bank System, Inc. (“Community”);  the timing to consummate the proposed merger with Community;  the risk that a condition to closing of the proposed merger may not be satisfied; the risk that a regulatory approval that may be required for the proposed merger is not obtained or is obtained subject to conditions that are not anticipated; the parties’ ability to achieve the synergies and value creation contemplated by the proposed merger; the parties’ ability to successfully integrate operations in the proposed merger; the effect of the announcement of the proposed merger on our ability to maintain relationships with our key partners, customers and employees, and on our operating results and business generally; and changes in assumptions used in making such forward-looking statements, as well as the other risks and uncertainties detailed in Item 1A. “Risk Factors,” beginning on page 14 of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statement is made.

USE OF NON-GAAP FINANCIAL MEASURES

Certain information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  We use these non-GAAP measures in our analysis of our performance and believe that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods as well as demonstrating the effects of significant gains and charges in the current period. We believe that a meaningful analysis of our financial performance requires an understanding of the factors underlying that performance. We believe that investors may use these non-GAAP financial measures to analyze financial performance without the impact of unusual items that may obscure trends in our underlying performance. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

In several places net interest income is presented on a fully taxable equivalent basis. Specifically included in interest income is tax-exempt interest income from certain tax-exempt loans. An amount equal to the tax benefit derived from this tax exempt income is added back to the interest income total, to produce net interest income on a fully taxable equivalent basis. We believe the disclosure of taxable equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in our results of operations. Other financial institutions commonly present net interest income on a fully taxable equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another, as each will have a different proportion of taxable exempt interest from its earning assets. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. A reconciliation of taxable equivalent financial information to our consolidated financial statements prepared in accordance with GAAP appears at the bottom of the table entitled “Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Net Interest Margin” on page 35.

The tangible capital ratio is the ratio of tangible stockholders’ equity (total stockholders’ equity less goodwill and core deposit intangible (“CDI”) related to the acquisition of NUVO Bank & Trust Company) divided by tangible assets (total assets less goodwill and CDI related to the NUVO acquisition). Tangible book value per share is calculated by dividing tangible stockholders’ equity by period end shares outstanding. A reconciliation of the tangible capital ratio and tangible book value per share appears on page 32 and is titled “Tangible Book Value Non-GAAP Reconciliation.”

Additionally, in several places adjusted financial measures are presented. Adjusted noninterest expense excludes non-recurring expenses not considered integral to the Company’s normal operations. Specifically excluded in adjusted noninterest expense are NUVO acquisition costs, Community merger costs, conversion costs and severance and retirement costs. Adjusted net income is GAAP net income adjusted for these non-recurring elements of noninterest expense. These adjustments are considered helpful in the comparison of noninterest expense and net income. Reconciliations of adjusted net income and adjusted noninterest expense to our consolidated financial statements prepared in accordance with GAAP appear on page 32 and 33 and are titled “Adjusted Net Income non-GAAP Reconciliation” and “Adjusted Noninterest Expense Non-GAAP Reconciliation,” respectively.

A 35.0% tax rate was used in 2016, 2015 and 2014.

PART I

ITEM 1 – BUSINESS

OVERVIEW

Merchants Bancshares, Inc. (“Merchants”) is a bank holding company originally organized under Vermont law in 1983 (and subsequently reincorporated in Delaware in 1987) for the purpose of owning all of the outstanding capital stock of Merchants Bank. Merchants Bank, which is Merchants’ primary subsidiary, is a Vermont-based commercial bank with thirty-one full-service banking offices located throughout the state of Vermont and one full-service banking office in Massachusetts.

Merchants Bank was organized in 1849; and as of December 31, 2016, is the sole remaining independent statewide commercial banking operation headquartered in Vermont, with deposits totaling $1.53 billion, gross loans of $1.51 billion, and total assets of $2.06 billion.  On December 4, 2015, Merchants completed the acquisition of NUVO Bank & Trust Company, which was merged with and into Merchants Bank.  As used herein, “Merchants,” “the “Company,” “we,” “us,” and “our” shall mean Merchants Bancshares, Inc. and our subsidiaries unless otherwise noted or the context otherwise requires.

Merchants Bank’s trust division offers investment management, financial planning and trustee services.  As of December 31, 2016, this division had fiduciary responsibility for assets having a market value in excess of $541 million, of which more than $516 million constituted managed assets.

MBVT Statutory Trust I (the “Trust”) was formed on December 15, 2004 as part of our private placement of an aggregate of $20.62 million of trust preferred securities through a pooled trust preferred program.  The Trust was formed for the sole purpose of issuing non-voting capital securities.  The proceeds from the sale of the capital securities were loaned to us under junior subordinated debentures issued to the Trust. The debentures are the only asset of the Trust and payments under the debentures are the sole revenue of the Trust.

On October 22, 2016, the Company entered into a definitive merger agreement to be acquired by Community Bank System, Inc.  The merger is subject to the approval by the stockholders of Merchants Bancshares, Inc. and regulatory authorities and is expected to close in the late second or early third quarter of 2017.

EMPLOYEES

As of December 31, 2016, we employed 278 full-time and 23 part-time employees. We maintain comprehensive employee benefits programs for employees, including major medical and dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) plan. We believe that relations with our employees are favorable.

COMPETITION

Merchants Bank’s primary market areas are Vermont (statewide) and Western Massachusetts (Hamden County). Based upon the FDIC deposit market share data report for June 30, 2016, Merchants Bank had 10.78% of the Vermont deposit market, representing the third largest market share of deposits in Vermont; NUVO, a division of Merchants Bank, held 0.04% of the Massachusetts deposit market, with a 0.98% market share in their primary market of Hamden County.  Merchants Bank and its divisions compete for commercial loans, deposits, trust and investment services, and mortgages, primarily with commercial banks, savings institutions, mortgage banking companies, and credit unions. Presently, there are eleven independent banks headquartered in the state of Vermont and twelve regional or national banks have operations in Vermont.  Merchants Bank remains the only independent statewide bank headquartered in Vermont.

We believe the growth in average loans and deposits between 2006 and 2016 contributed to Merchants Bank remaining the largest Vermont-based independent bank. Customers have cited the local management and decision-making as important considerations when choosing our bank.  This structure allows Merchants Bank to enter the market with a premier service offering to our customers. Our approach for deposit and loan growth is the interest rate paid, related fees, access to services through convenient delivery channels, and development of relationships.  Customer behavior necessitates increased technology in delivery channels for banking services which operate without the traditional costs of a local retail infrastructure; this has compelled Merchants Bank to compete in mobile and online technologies.

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

Acquisitions and Activities. The BHCA prohibits a bank holding company, without prior approval of the FRB, from acquiring all or substantially all the assets of a bank, acquiring control of a bank, merging or consolidating with another bank holding company, or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of any class of the voting shares of such other bank or bank holding company. The BHCA also prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks.  However, a bank holding company may engage in and may own shares of companies engaged in certain activities that the FRB had determined to be closely related to banking or managing and controlling banks.

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

Deposit Insurance. The deposit obligations of Merchants Bank are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor for deposits maintained in the same right and capacity at a particular insured depository institution. The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits – the designated reserve ratio – to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year may not be less than 1.35%.   Further, the Dodd-Frank Act required that, in setting assessments, the FDIC offset the effect of the increase in the minimum reserve ratio from 1.15% to 1.35% on banks with less than $10 billion in assets.

To satisfy these requirements, on March 15, 2016, the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits.  The final rule imposes on large banks a surcharge of 4.5 basis points of their assessment base, after making certain adjustments. Large banks will pay quarterly surcharges in addition to their regular risk-based assessments. Overall, regular risk-based assessment rates will decline once the reserve ratio reaches 1.15%.  Small banks, such as the Bank, will receive credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15% to 1.35%.  After the reserve ratio reaches 1.38%, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment.  The final rule provided that these changes would become effective July 1, 2016 if the reserve ratio reached 1.15% prior to that date.  On June 30, 2016, the reserve ratio rose to 1.17%, which resulted in the revised deposit insurance assessment pricing becoming effective on July 1, 2016.

Deposit premiums are based on assets.  To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate.  On April 26, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years.  The rule updated the data and methodology that the FDIC uses to determine risk-based assessment rates for these institutions with the intent of better reflecting risks and ensuring that banks that take on greater risks pay more for deposit insurance than their less risky counterparts. The rule revised the financial ratios method used to determine assessment rates for these banks so that it is based on a statistical model that estimates the probability of failure over three years.  The rule eliminated risk categories for established small banks and uses the financial ratios method.  Under this method each of seven financial ratios and a weighted average of CAMELS component ratings will be multiplied by a corresponding pricing multiplier. The sum of these products will be added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating).  This method takes into account various measures that are similar to the factors that the FDIC previously considered in assigning institutions to risk categories, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality.   Under the small bank pricing rule, beginning the first assessment period after June 30, 2016, where the DIF’s reserve ratio has reached 1.15%, assessments for established small banks with a CAMELS rating of 1 or 2 will range from 1.5 to 16 basis points, after adjustments, while assessment rates for established small banks with a CAMELS composite rating of 4 0r 5 may range from 11 to 30 basis points, after adjustments. Assessments for established small banks with a CAMLES rating of 3 will range from 3 to 30 basis points.

The FDIC has the power to adjust deposit insurance assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Merchants Bank’s FDIC insurance expense in 2016 was $916 thousand.

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

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets will be subject to increased FDIC deposit insurance premium assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits.

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

Capital Adequacy and Safety and Soundness

Regulatory Capital Requirements. The FRB and the FDIC have issued substantially similar risk-based and leverage capital rules applicable to U.S. banking organizations such as the Company and the Bank. These rules are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The FRB and the FDIC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth.

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Common equity Tier I capital generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier I capital for banks and bank holding companies generally consists of the sum of common equity Tier I capital, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interest in consolidated subsidiaries that does not qualify as common equity Tier I capital, less certain deductions. Tier II capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier I and Tier II capital less certain required deductions represents qualifying total risk-based capital. Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier I capital, subject to limitations. However, the FRB’s capital rule applicable to bank holding companies permanently grandfathers non-qualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier I capital; however, the Company was permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Company has made this election.

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

Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that is federal bank regulator monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

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

Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, risk management, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order restricting asset growth, requiring an institution to increase its ration of tangible equity to assets or directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “—Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Consumer Protection Regulation

We are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including the Equal Credit Opportunity Act, the Fair Housing Act, Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the GLBA, the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC examines Merchants Bank for compliance with CFPB rules and enforces CFPB rules with respect to Merchants Bank.

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

Federal Home Loan Bank System

Merchants Bank is a member of the Federal Home Loan Bank (the “FHLB”) of Boston, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions. A member institution is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLB. We were in compliance with this requirement at December 31, 2016 with an investment in FHLB stock as of December 31, 2016 of $4.98 million. We receive dividends on our FHLB stock. As of December 31, 2016, the year to date dividend rate was 3.57%. Dividend income on FHLB stock of $212 thousand was recorded during 2016.

Any advances from the FHLB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds for residential housing finance, commercial lending and to purchase investments. Long term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. As of December 31, 2016, we had $40.00 million in FHLB advances.

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

Because our loan portfolio is concentrated in Vermont, we may be adversely affected by regional economic conditions. Further, because a substantial portion of our loan portfolio is secured by real estate in Vermont, the value of the associated collateral is also subject to regional real estate market conditions. If these areas experience adverse economic, political or business conditions, we would likely experience higher rates of loss and delinquency on our loan portfolio than if it was more geographically diverse.

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

Loss of deposits or a change in deposit mix could increase our cost of funding.

Deposits are a low cost and stable source of funding.  We compete with banks and other financial institutions for deposits. Funding costs may increase if we may deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits.  Higher funding costs reduce our net interest margin, net interest income and net income.

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

At December 31, 2016, approximately 62% of our loan portfolio was comprised of commercial, commercial real estate, and construction loans with four of those relationships exceeding $21 million, exposing us to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. In general, commercial and commercial real estate loans historically pose greater credit risks than owner occupied residential mortgage loans. The repayment of commercial real estate loans depends on the business and financial condition of borrowers, and a number of our borrowers have more than one commercial real estate loan outstanding with us. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by properties securing our commercial real estate loans and on the values of the properties securing those loans. Repayment of commercial loans depends substantially on the borrowers’ underlying business, financial condition and cash flows.  Commercial loans are generally collateralized by equipment, inventory, accounts receivable and other fixed assets.  Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

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

The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. These changes could adversely and materially impact us. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of government intervention in the financial services sector. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See Item 1, “Business—Regulation and Supervision.”

We have become subject to new capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.

We became subject to new capital requirements in 2015. These new standards, which now apply and will be fully phased-in over the next several years, force bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases.  Pursuant to the Dodd-Frank Act, we were permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital.  We made this election.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions.  The Consumer Financial Protection Bureau, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations.  A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines.  Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.  Such actions could have a material adverse effect on our business, financial condition and results of operations.

We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.

The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, Bank Secrecy Act and Office of Foreign Assets Control regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on our business.

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

Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition.

A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a further downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that we post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operation.

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

We face security risks, including denial of service attacks, hacking and identity theft that could result in the disclosure of confidential information, including information we maintain relating to our customers, adversely affect our business or reputation and create significant legal and financial exposure.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers.  Our computer systems and network infrastructure are subject to potential security risks and could be targeted by cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions. We expect to be subject to similar attacks in the future. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss. We have implemented and regularly review and update extensive systems of internal controls and procedures as well as corporate governance policies and procedures intended to protect our business operations, including the security and privacy of all confidential customer information.

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

We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cyber security and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures.  A successful penetration or circumvention of system security could cause us serious negative consequences, including significant disruption of operations, misappropriation of confidential information, or damage to our computers or systems or those of our customers and counterparties. A successful security breach could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on the Company.

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

We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability.

We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

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

Differences in interpretation of tax laws and regulations and any potential resulting litigation may adversely impact our financial statements.

Local, state or federal tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on our results.

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

On October 22, 2016, we entered into an Agreement and Plan of Merger with Community Bank System, Inc., or “Community,” pursuant to which we will merge with and into Community, with Community as the surviving corporation. Completion of the merger is subject to closing conditions including, but not limited to, various regulatory approvals and the approval of our stockholders. We currently expect that the merger will be completed in the late second or early third quarter of 2017. It is possible, however, that factors outside of our control could require the parties to complete the merger at a later time, or not to complete the merger at all. In the event that the merger is not consummated for any reason, we will be subject to many risks, including the costs related to the merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed, and, potentially, the payment of a termination fee under certain circumstances. If the merger is not consummated, the market price of our common stock could decline. We also could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the merger agreement.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

As of December 31, 2016, we operated thirty one full-service banking offices and thirty seven ATMs throughout the state of Vermont and one full-service banking office in Massachusetts. Our headquarters are located at 275 Kennedy Drive, South Burlington, Vermont, which also houses our operations and administrative offices and our Trust division.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends

The common stock of Merchants is traded on the NASDAQ Global Select Market under the trading symbol “MBVT”. Merchants currently pays dividends on a quarterly basis. Quarterly stock prices and dividends per share paid for each quarterly period during the last two years were as follows:

			Dividends
Quarter Ended	High	Low	Paid
December 31, 2016	$54.80	$32.00	$0.28
September 30, 2016	34.00	30.01	0.28
June 30, 2016	32.00	28.16	0.28
March 31, 2016	31.22	27.00	0.28
December 31, 2015	34.00	28.63	0.28
September 30, 2015	33.49	27.56	0.28
June 30, 2015	33.50	28.60	0.28
March 31, 2015	31.18	26.40	0.28

High and low stock prices are based upon quotations as reported by the NASDAQ Global Select Market. Prices of transactions between private parties may vary from the ranges quoted above.

As of February 10, 2017, Merchants had 852 stockholders of record.  Merchants declared and distributed dividends totaling $1.12 per share during 2016. In January 2017, Merchants declared a dividend of $0.28 per share for the fourth quarter of 2016, which was paid on February 23, 2017, to stockholders of record as of February 9, 2017. Future dividends will depend upon the financial condition and earnings of Merchants and its subsidiaries, its need for funds and other factors, including applicable government regulations.

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

Performance Graph

The line-graph presentation below compares cumulative five-year stockholder returns with the NASDAQ Bank Index and the Russell 2000 Index. The comparison assumes the investment, on December 31, 2011, of $100 in Merchants’ common stock and each of the foregoing indices and reinvestment of all dividends.

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Merchants Bancshares, Inc.	$100.00	$95.45	$123.94	$117.65	$125.56	$223.78
NASDAQ Bank	100.00	118.69	168.21	176.48	192.08	265.02
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45

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

Securities Authorized for Issuance under Equity Compensation Plans

We maintain two equity compensation plans: the 2008 Deferred Compensation Plan for Non-Employee Directors and Trustees and the Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan. Each of these plans has been approved by our stockholders. The following table includes information as of December 31, 2016 about these plans. See Note 15 to the consolidated financial statements included in Item 8 for a description of these plans.

Number of Securities
Remaining Available
	Number of Securities				for Future Issuance
	to be Issued Upon				Under Equity
	Exercise of		Weighted-Average		Compensation Plans
	Outstanding		Price of Outstanding		(Excluding Securities
	Options, Warrants		Options, Warrants and		Reflected in First
Plan Category	and Rights		Rights		Column)
Equity Compensation Plans Approved by Security Holders	26,520	(a)	$22.50	(b)	526,206
Equity Compensation Plans Not Approved by Security Holders	—		—		—
Total	26,520		$22.50		526,206

(a)	This number relates to the Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan.
(b)	This price reflects the weighted-average exercise price of outstanding stock options under the Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan.

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

Merchants Bancshares, Inc.

Five Year Summary of Financial Data

	At or For the Year Ended December 31,
(In thousands except share and per share data)	2016	2015	2014	2013	2012
Results For The Year
Interest and dividend income	$59,740	$52,116	$50,972	$53,967	$56,857
Interest expense	4,500	4,052	4,525	5,070	6,883
Net interest income	55,240	48,064	46,447	48,897	49,974
Provision for loan losses	1,105	250	150	800	950
Net interest income after provision for loan losses	54,135	47,814	46,297	48,097	49,024
Noninterest income	12,688	11,960	11,574	11,630	12,613
Noninterest expense	47,251	43,971	42,214	39,534	40,950
Income before income taxes	19,572	15,803	15,657	20,193	20,687
Provision for income taxes	4,689	3,185	3,532	5,062	5,493
Net income	$14,883	$12,618	$12,125	$15,131	$15,194
Share Data
Basic earnings per common share	$2.17	$1.98	$1.92	$2.40	$2.43
Diluted earnings per common share	$2.16	$1.98	$1.91	$2.40	$2.42
Cash dividends declared per common share	$1.12	$1.12	$1.12	$1.12	$1.12
Weighted average common shares outstanding (1)	6,871,372	6,373,115	6,326,142	6,302,494	6,258,832
Period end common shares outstanding (2)	6,896,474	6,855,294	6,327,226	6,318,708	6,282,385
Year-end book value per share	$22.72	$21.59	$19.89	$18.93	$18.82
Key Performance Ratios
Return on average stockholder' equity	9.61%	9.69%	9.84%	12.97%	13.37%
Return on average assets	0.76%	0.71%	0.73%	0.90%	0.92%
Average equity to average assets	7.86%	7.33%	7.39%	6.95%	6.89%
Total risk based capital	15.14%	15.80%	15.70%	16.12%	16.00%
Tier 1 leverage ratio	8.71%	8.77%	8.76%	8.44%	8.08%
Tangible equity ratio (5)	7.22%	6.94%	7.30%	6.93%	6.92%
Dividend payout ratio	51.85%	56.57%	58.64%	46.67%	46.28%
Allowance for loan losses to total loans at year-end (4)	0.84%	0.85%	1.00%	1.03%	1.07%
Nonperforming loans as a percentage of total loans	0.21%	0.28%	0.06%	0.06%	0.25%
Net interest margin	3.04%	2.94%	3.03%	3.15%	3.28%
Average Balances (4)
Total assets	$1,970,871	$1,775,496	$1,667,665	$1,677,342	$1,648,393
Earning assets	1,891,981	1,708,153	1,603,460	1,617,225	1,587,190
Gross loans	1,446,443	1,240,386	1,165,586	1,133,637	1,057,446
Investments (3)	395,186	385,806	358,274	455,679	509,384
Total deposits	1,508,113	1,383,537	1,320,389	1,299,449	1,222,423
Stockholders' equity	154,948	130,220	123,283	116,640	113,621
At Year-End (4)
Total assets	$2,062,658	$2,021,237	$1,723,464	$1,725,469	$1,708,550
Gross loans	1,514,209	1,414,280	1,182,334	1,166,233	1,082,923
Allowance for loan losses	12,659	12,040	11,833	12,042	11,562
Investments (3)	424,778	406,925	346,272	400,835	517,233
Total deposits	1,527,470	1,551,439	1,308,772	1,323,576	1,271,080
Stockholders' equity	156,503	148,054	125,821	119,611	118,221

(1)

Weighted average common shares outstanding include an average of 282,474; 292,676; 301,757; 312,606; and 316,920 shares held in Rabbi Trusts for deferred compensation plans for directors for 2016, 2015, 2014, 2013 and 2012, respectively.

(2)

Period end common shares outstanding and year-end book value include 288,800; 299,360; 308,670; 319,854; and 324,515 shares held in Rabbi Trusts for deferred compensation plans for directors for 2016, 2015, 2014, 2013 and 2012, respectively.

(3)

Average investment balances include Federal Home Loan Bank stock of $5.64 million, $4.18 million; $5.78 million; $7.62 million; and $8.24 million for 2016, 2015, 2014, 2013 and 2012, respectively. Period end investment balances include Federal Home Loan Bank stock of $4.98 million, $3.80 million; $4.38 million; $7.50 million; and $8.15 million for 2016, 2015, 2014, 2013 and 2012, respectively.

(4)

Year-end balances for 2015 reflect the inclusion of NUVO, 2015 average balances reflect NUVO balances for only 28 days. Additionally, the Allowance for loan losses to total loans in 2015 declined due to the inclusion of NUVO loan balances and no carryover of allowance.

(5)	Refer to our non-GAAP tangible book value calculation on page 32.

Merchants Bancshares, Inc.

Summary of Quarterly Financial Information

(Unaudited)

	2016					2015
(In thousands except per share data)	Q4	Q3	Q2	Q1	Year	Q4	Q3	Q2	Q1	Year
Interest and dividend income	$14,985	$14,930	$14,943	$14,882	$59,740	$13,697	$13,041	$12,772	$12,606	$52,116
Interest expense	1,105	1,133	1,112	1,150	4,500	1,005	968	1,027	1,052	4,052
Net interest income	13,880	13,797	13,831	13,732	55,240	12,692	12,073	11,745	11,554	48,064
Provision for loan losses	200	500	200	205	1,105	—	150	100	—	250
Noninterest income	3,412	3,131	3,221	2,924	12,688	3,087	3,449	2,753	2,671	11,960
Noninterest expense	13,079	11,420	10,833	11,919	47,251	12,892	10,591	10,481	10,007	43,971
Income before income taxes	4,013	5,008	6,019	4,532	19,572	2,887	4,781	3,917	4,218	15,803
Provision for income taxes	897	1,097	1,653	1,042	4,689	579	925	801	880	3,185
Net income	$3,116	$3,911	$4,366	$3,490	$14,883	$2,308	$3,856	$3,116	$3,338	$12,618
Basic earnings per share	$0.45	$0.57	$0.64	$0.51	$2.17	$0.36	$0.61	$0.49	$0.52	$1.98
Diluted earnings per share	$0.45	$0.57	$0.63	$0.50	$2.16	$0.36	$0.61	$0.49	$0.52	$1.98
Cash dividends declared and paid per share	$0.28	$0.28	$0.28	$0.28	$1.12	$0.28	$0.28	$0.28	$0.28	$1.12

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

Allowance for Credit Losses: The allowance for credit losses (“Allowance”) includes the allowance for loan losses and the reserve for undisbursed lines of credit and standby letters of credit. The Allowance, which is established through the provision for credit losses, is based on Management’s evaluation of the level of allowance required in relation to probable incurred losses in the loan portfolio and undisbursed lines of credit and standby letters of credit. Management believes the Allowance is a significant estimate and therefore evaluates its adequacy each quarter. When determining the appropriate amount of the Allowance, Management considers factors such as previous loss experience, the size and composition of the loan portfolio, current economic and real estate market conditions, the performance of individual loans in relation to contract terms, and the estimated fair value of collateral that secures the loans. The use of different estimates or assumptions could produce a different Allowance.

Acquired Loans: Loans acquired from our acquisition of NUVO were recorded at fair value with no carryover of the related allowance for loan losses at the time of acquisition.  Determining the fair value of the loans marks was based upon calculating collateral shortfalls.

Merchant’s management selected loans covering 73% of the commercial loan portfolio for review including:

•	Watch-listed and nonperforming
•	Delinquent over 30 days
•	Relationships over $500,000 total exposure

In addition, management reviewed samples of consumer, residential and home equity loans. Based on these reviews, management determined those acquired loans that had evidence of deterioration in credit quality and were therefore within the scope of FASB Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

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

In accordance with ASC 310-30, recognition of income is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected.  We perform an evaluation on a quarterly basis on our acquired loans individually accounted for under ASC 310-30.  To the extent that we cannot reasonably estimate cash flows, interest income recognition is discontinued.

Payoffs on loans that had partial charge offs at the time of acquisition are reported in the consolidated statements of income in interest income on loans, including fees, after retirement of principal.

Income Taxes: We estimate our income taxes for each period for which a statement of income is presented. This involves estimating our actual current tax exposure, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established. Significant Management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2016, we determined that no valuation allowance for deferred tax assets was necessary.

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

Goodwill is evaluated for impairment at the reporting unit level. The impairment evaluation is performed as of an annual date or more frequently if a triggering event indicates that impairment may have occurred. Entities have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on this qualitative assessment, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test is not required.

The first step (Step 1) in the two-step impairment test is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired.

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

GENERAL

The following discussion and analysis of financial condition and results of operations of Merchants and its subsidiaries for the three years ended December 31, 2016 should be read in conjunction with the consolidated financial statements and Notes thereto and selected statistical information appearing elsewhere in this Annual Report on Form 10-K. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank. Certain statements contained in this section are forward-looking statements subject to certain risks and uncertainties described in this Annual Report on Form 10-K under the headings “Forward-Looking Statements” and “Risk Factors.”

Non-GAAP Financial Measures

Certain measurements contained in this section that are presented on a fully taxable equivalent basis constitute non-GAAP financial measures as described in this Annual Report on Form 10-K under the heading “Use of Non-GAAP Financial Measures” above. Additionally, in several places in this section we discuss adjusted financial measures. Reconciliations of these adjusted measures to our consolidated financial statements prepared in accordance with GAAP are listed below. These reconciliations include a reconciliation of the tangible capital ratio and tangible book value per share titled “Tangible Book Value Non-GAAP Reconciliation” and reconciliations of adjusted net income and adjusted noninterest expense to our consolidated financial statements prepared in accordance with GAAP titled “Adjusted Net Income non-GAAP Reconciliation” and “Adjusted Noninterest Expense Non-GAAP Reconciliation,” respectively.

Tangible Book Value Non-GAAP Reconciliation

	Period Ended
	December 31,	December 31,
(In thousands except per share data)	2016	2015
Total assets	$2,062,658	$2,021,237
Core deposit intangible	1,156	1,360
Goodwill	7,011	6,967
Tangible assets	$2,054,491	$2,012,910

Total stockholders' equity	156,503	148,054
Core deposit intangible	1,156	1,360
Goodwill	7,011	6,967
Tangible stockholders' equity	$148,336	$139,727

Period end common shares outstanding	6,888	6,855

Tangible book value per share	$21.54	$20.38
Tangible capital ratio	7.22%	6.94%

Adjusted Net Income Non-GAAP Reconciliation

	Twelve Months Ended
	December 31,
(In thousands except per share data)	2016	2015	2014
Community Bank System, Inc. merger costs	$3,019	$—	$—
NUVO Bank & Trust Company acquisition costs	61	1,875	—
Conversion costs	—	—	1,319
Severance and retirement costs	162	1,007	925
Tax effect	777	576	506
Adjustments, net of tax	$2,465	$2,306	$1,738

GAAP net income as reported	14,883	12,618	12,125
Adjusted net income	$17,348	$14,924	$13,863

Weighted average common shares outstanding	6,871	6,373	6,326
Weighted average diluted shares outstanding	6,896	6,386	6,344

Adjusted basic earnings per common share	$2.52	$2.34	$2.19
Adjusted diluted earnings per common share	$2.52	$2.34	$2.19

Adjusted Noninterest Expense Non-GAAP Reconciliation

	Twelve Months Ended
	December 31,
(In thousands)	2016	2015	2014
Noninterest expense	$47,251	$43,971	$42,214
Less:
Community Bank System, Inc. merger costs	3,019	—	—
NUVO Bank & Trust Company acquisition costs	61	1,875	—
Conversion costs	—	—	1,319
Severance and retirement costs	162	1,007	925
Adjusted noninterest expense	$44,009	$41,089	$39,970

RESULTS OF OPERATIONS

Overview

We realized net income of $14.88 million, $12.62 million and $12.13 million for the years ended December 31, 2016, 2015 and 2014, respectively. Basic earnings per share were $2.17, $1.98 and $1.92 and diluted earnings per share were $2.16, $1.98, and $1.91 for the years ended December 31, 2016, 2015 and 2014, respectively. Adjusted net income was $17.35 million, $14.92 million and $13.86 million for the years ended December 31, 2016, 2015 and 2014, respectively. On an adjusted basis, basic earnings per share were $2.52, $2.34 and $2.19 and adjusted diluted earnings per share were $2.52, $2.34, and $2.19 for the years ended December 31, 2016, 2015 and 2014, respectively. Refer to our Adjusted Net Income Non-GAAP table on page 32.

We declared and distributed total dividends of $1.12 per share each year during 2016, 2015 and 2014. On January 26, 2017, we declared a dividend of $0.28 per share for the fourth quarter of 2016, which was paid on February 23, 2017, to stockholders of record as of February 9, 2017.

Total assets were $2.06 billion at December 31, 2016, an increase of 2.1% over the balance at December 31, 2015.  Total stockholders’ equity was $156.50 million at December 31, 2016, an increase of 5.7% over the balance at December 31, 2015. The return on average assets was 0.76%, 0.71% and 0.73% for 2016, 2015 and 2014, respectively. The return on average stockholders’ equity was 9.61%, 9.69% and 9.84% for 2016, 2015 and 2014, respectively.

Year-end book value per share increased to $22.72, an increase of $1.13 from $21.59 in the prior year.  Year-end tangible book value per share increased to $21.54 per share, an increase of $1.16 per share from $20.38 in the prior year. Our capital ratios remain strong at December 31, 2016, with a common Tier 1 equity ratio of 12.42%, a leverage capital ratio of 8.71%, a total risk-based capital ratio of 15.14% and a non-GAAP tangible capital ratio of 7.22%.  Refer to our non-GAAP tangible book value reconciliation on page 32.

•

Net interest income: Our net interest income was $55.24 million for 2016, an increase of $7.18 million from 2015 and an increase of $8.79 million from 2014.  Our fully taxable equivalent net interest income was $57.46 million for 2016, an increase of $7.31 million from 2015 and an increase of $8.94 million from 2014. Our net interest margin for 2016 was 3.04%, a 10 basis point increase from 2015 and a 1 basis point increase from 2014.

•

Provision for Credit Losses: We recorded a $1.11 million provision for credit losses during 2016 compared to a $250 thousand and $150 thousand provision for credit losses for 2015 and 2014, respectively.

•	Noninterest income: Noninterest income for 2016 was $12.69 million, an increase of $728 thousand and $1.11 million from 2015 and 2014, respectively.

•

Noninterest expense: Noninterest expense was $47.25 million for 2016, an increase of $3.28 million and $5.04 million from 2015 and 2014, respectively. Excluding NUVO acquisition costs, Community Bank System, Inc. merger costs, conversion costs and severance and retirement costs, adjusted noninterest expense was $44.01 million for 2016, compared to $41.09 million and $39.97 million for 2015 and 2014, respectively. Refer to our Adjusted Noninterest Expense Non-GAAP reconciliation on page 33.

•

Loans: Gross loans at December 31, 2016 were $1.51 billion, an increase of $99.93 million, or 7.07%, over the gross loans at December 31, 2015. Average gross loans increased $206.06 million to $1.45 billion during 2016 from $1.24 billion during 2015.

•	Investments: The investment portfolio, which includes FHLB stock, at December 31, 2016, totaled $424.67 million, an increase of $17.74 million from December 31, 2015.

•

Deposits: Total deposits at year end 2016 were $1.53 billion, a decrease of $23.97 million over the balance at year end 2015. Average deposits increased $124.58 million to $1.51 billion during 2016 from $1.38 billion during 2015.

Net Interest Income

2016 compared with 2015

As shown on the table on page 35, our fully taxable equivalent net interest income was $57.46 million for the year ended December 31, 2016 compared to $50.15 million for 2015. The increase in net interest income is primarily attributable to the inclusion of NUVO for the entire year, compared to 28 days in 2015 as well as new growth in total commercial and commercial real estate loans. Average gross loans increased $206.06 million from 2015. Our fully taxable equivalent net interest margin increased 10 basis points to 3.04% for 2016 from 2.94% for 2015. The increase in the net interest margin from the same period in 2015 was driven by higher loan yields and changes in the loan mix. Average interest bearing liabilities was $1.19 billion for 2016, an increase of $136.55 million from 2015. Total average interest bearing deposits increased $92.82 million to $887.66 million during 2016 and total average noninterest bearing deposits increased $31.76 million to $620.46 million during 2016. The overall deposit mix remained consistent with 2015.

2015 compared with 2014

As shown on the table on page 35, our fully taxable equivalent net interest income was $50.15 million for the year ended December 31, 2015 compared to $48.53 million for 2014.  The increase in net interest income is attributable to growth in total commercial loans. Average loans increased $74.80 million from 2014. Our fully taxable equivalent net interest margin decreased 9 basis points to 2.94% for 2015 from 3.03% for 2014. The decline in the margin was primarily due to the decline in asset yields, which decreased 14 basis points during 2015. Average interest bearing deposits declined $132.20 million from 2014. The decrease in interest bearing transaction accounts was solely the result of converting certain deposit products from interest bearing to non-interest bearing.  Average noninterest bearing deposits increased $195.34 million from 2014. The mix of deposits continued to change during the year from interest bearing to non-interest bearing.

The following table presents an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a fully taxable-equivalent (“FTE”) basis, using a 35% rate.  Nonaccrual loans are included in the average loan balance outstanding.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Net Interest Margin

	2016			2015			2014
		Interest	Average		Interest	Average		Interest	Average
Taxable equivalent	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$1,446,443	$54,152	3.74%	$1,240,386	$46,176	3.72%	$1,165,586	$44,893	3.85%
Investments	395,186	7,555	1.91%	385,806	7,779	2.02%	358,274	7,965	2.22%
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	50,352	256	0.51%	81,961	250	0.31%	79,599	192	0.24%
Total earning assets	1,891,981	$61,963	3.27%	1,708,153	$54,205	3.17%	1,603,459	$53,050	3.31%
Allowance for loan losses	(12,349)			(12,116)			(12,123)
Cash and cash equivalents	29,529			25,901			27,351
Premises and equipment	14,126			15,271			15,616
Bank owned life insurance	10,652			10,426			10,150
Other assets	36,932			27,861			23,213
Total assets	$1,970,871			$1,775,496			$1,667,666

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest bearing deposits:
Savings, interest bearing checking and money market accounts	$667,613	$1,719	0.26%	$590,988	$1,433	0.24%	$668,815	$1,647	0.25%
Time deposits	220,044	1,347	0.61%	203,851	1,312	0.64%	258,220	1,725	0.67%
Total interest bearing deposits	887,657	3,066	0.35%	794,839	2,745	0.35%	927,035	3,372	0.36%
Federal funds purchased and Federal Home Loan Bank short-term borrowings	25,425	126	0.48%	3,953	13	0.33%	212	1	0.47%
Securities sold under agreements to repurchase, short-term	247,610	454	0.18%	226,913	497	0.22%	192,868	352	0.18%
Other long-term debt	4,090	66	1.58%	2,529	50	1.97%	2,358	48	2.04%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	788	3.82%	20,619	747	3.62%	20,619	752	3.65%
Total borrowed funds	297,744	1,434	0.48%	254,014	1,307	0.51%	216,057	1,153	0.53%
Total interest bearing liabilities	1,185,401	$4,500	0.38%	1,048,853	$4,052	0.39%	1,143,092	$4,525	0.40%
Demand deposits	620,456			588,698			393,355
Other liabilities	10,066			7,725			7,936
Stockholders' equity	154,948			130,220			123,283
Total liabilities & stockholders' equity	$1,970,871			$1,775,496			$1,667,666

Net interest income, FTE		$57,463			$50,153			$48,525
Tax equivalent adjustment		(2,223)			(2,089)			(2,078)
Net interest income, GAAP		$55,240			$48,064			$46,447

Yield spread			2.89%			2.78%			2.91%

Net interest margin			3.04%			2.94%			3.03%

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

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

2016 Compared to 2015
				Due to
			Increase			Volume/
(In thousands)	2016	2015	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans, including fees on loans	$54,152	$46,176	$7,976	$7,665	$295	$16
Investments	7,555	7,779	(224)	192	(419)	3
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	256	250	6	(98)	163	(59)
Total interest income	61,963	54,205	7,758	7,759	39	(40)
Less interest expense:
Savings, interest bearing checking and money market accounts	1,719	1,433	286	184	103	(1)
Time deposits	1,347	1,312	35	104	(57)	(12)
Federal funds purchased and Federal Home Loan Bank short-term borrowings	126	13	113	71	6	36
Securities sold under agreements to repurchase, short-term	454	497	(43)	46	(83)	(6)
Other long-term debt	66	50	16	31	(10)	(5)
Junior subordinated debentures issued to unconsolidated subsidiary trust	788	747	41	—	41	—
Total interest expense	4,500	4,052	448	436	—	12
Net interest income	$57,463	$50,153	$7,310	$7,323	$39	$(52)

2015 Compared to 2014
				Due to
			Increase			Volume/
(In thousands)	2015	2014	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans, including fees on loans	$46,176	$44,893	$1,283	$2,880	$(1,484)	$(113)
Investments	7,779	7,965	(186)	611	(730)	(67)
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	250	192	58	6	52	—
Total interest income	54,205	53,050	1,155	3,497	(2,162)	(180)
Less interest expense:
Savings, interest bearing checking and money market accounts	1,433	1,647	(214)	(195)	(50)	31
Time deposits	1,312	1,725	(413)	(364)	(68)	19
Federal funds purchased and Federal Home Loan Bank short-term borrowings	13	1	12	19	—	(7)
Securities sold under agreements to repurchase, short-term	497	352	145	61	76	8
Other long-term debt	50	48	2	(2)	3	1
Junior subordinated debentures issued to unconsolidated subsidiary trust	747	752	(5)	—	(5)	—
Total interest expense	4,052	4,525	(473)	(481)	(44)	52
Net interest income	$50,153	$48,525	$1,628	$3,978	$(2,118)	$(232)

Allowance for Loan Losses

The allowance for loan losses at December 31, 2016 was $12.66 million, or 0.84% of total loans and 398% of nonperforming loans, compared to the December 31, 2015 balance of $12.04 million, or 0.85% of total loans and 302% of nonperforming loans.  We recorded a provision of $1.11 million during 2016 compared to $250 thousand during 2015. Our credit quality remains strong. The increase in the provision for credit losses during 2016 was primarily due to new loan growth. Performing loans past due 31-90 days were 0.03% of total loans at December 31, 2016 compared to 0.05% at December 31, 2015.  Nonperforming loans as a percent of total loans were 0.21% at December 31, 2016 compared to 0.28% at December 31, 2015.  Accruing substandard loans increased to 2.12% of total loans at December 31, 2016 compared to 1.32% at December 31, 2015.  Net charge-offs for 2016 totaled $381 thousand, compared to net charge-offs of $109 thousand during 2015. All of these factors are taken into consideration during Management’s quarterly review of the Allowance. For a more detailed discussion of our Allowance and nonperforming assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Quality and Allowance for Credit Losses” below.

NONINTEREST INCOME AND EXPENSES

Noninterest income

2016 compared to 2015

Total noninterest income increased $728 thousand to $12.69 million for 2016 compared to $11.96 million in 2015. This increase is primarily driven by an increase of $609 thousand in overdraft income, an increase of $184 thousand in trust fees and a $195 thousand increase in service charges on deposits. These increases were offset by a decrease in other noninterest income in 2016 as 2015 income was higher due to recognizing non-recurring miscellaneous income of $440 thousand.

2015 compared to 2014

Total noninterest income increased $386 thousand to $11.96 million for 2015 compared to $11.57 million in 2014. Excluding non-recurring miscellaneous income recognized in the third quarter of 2015 of $440 thousand, total noninterest income declined $54 thousand. The increase in debit card income offset reductions in overdraft fees. Trust division income increased $132 thousand to $3.5 million for 2015 compared to 2014.

Noninterest expense

2016 compared to 2015

Total noninterest expense increased $3.28 million to $47.25 million for 2016 compared to $43.97 million in 2015. This increase is primarily due to Community merger costs.

Excluding NUVO acquisition costs, Community merger costs, severance and retirement costs for 2016, and NUVO acquisition costs, severance and retirement costs for 2015, noninterest expense was $44.01 million compared to $41.09 million in 2015. This increase is primarily due to recognizing a full year impact of NUVO during 2016 compared to 28 days in 2015. Refer to the “Adjusted Noninterest Expense Non-GAAP Reconciliation” on page 33 for additional information.

2015 compared to 2014

Total noninterest expense increased $1.76 million to $43.97 million for 2015 compared to $42.21 million in 2014. The increase in 2015 is primarily due to NUVO acquisition costs and an increase in severance and retirement costs. The higher severance and retirement expense in 2015 is primarily related to a strategic initiative to align our resources with customer needs and behavior, which resulted in a reduction of branch staffing.

Excluding NUVO acquisition costs, severance and retirement costs for 2015, and core processing conversion, severance and retirement expenses for 2014, noninterest expense was $41.09 million compared to $39.97 million in 2014. This increase was primarily driven by an increase in total compensation and benefits of $1.44 million and an increase in other expenses of $221 thousand, partially offset by a $616 thousand decrease in marketing expense. The increase in compensation and benefits was primarily attributable to higher commission and incentive expense and higher pension expense. The 2014 marketing expense included costs for a new marketing campaign. Refer to our Adjusted Noninterest Expense Non-GAAP Reconciliation on page 33 for additional information.

Income Taxes

We recognized $3.04 million, $2.26 million and $2.53 million, respectively, during 2016, 2015, and 2014, in low-income housing, historic rehabilitation and qualified school construction bond tax credits as a reduction in the provision for income taxes. These credits, combined with tax-exempt income earned on our municipal loan portfolio, resulted in an effective tax rate of 24%, 20% and 23% for 2016, 2015, and 2014, respectively.  During the first quarter of 2014 Merchants adopted, ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects” retrospectively. This adoption allows low income housing tax credit that meet certain conditions to be accounted for in income tax expense.

BALANCE SHEET ANALYSIS

Our total assets increased to $2.06 billion at December 31, 2016 from $2.02 billion at December 31, 2015, while our average earning assets also increased to $1.89 billion at December 31, 2016 from $1.71 billion at December 31, 2015.

Loans

Average loans for 2016 were $1.45 billion, a $206.06 million, or 16.6%, increase over average loans for 2015 of $1.24 billion. Loans at December 31, 2016 were $1.51 billion, a $99.93 million increase over 2015 ending balance of $1.41 billion. Growth for 2016 was driven by the commercial, financial & agricultural and real estate – commercial portfolios.

The composition of our loan portfolio is shown in the following table:

	Ending Loan Balances as of December 31,
(In thousands)	2016	2015	2014	2013	2012
Commercial, financial & agricultural	$257,078	$237,451	$177,597	$172,810	$165,023
Municipal	114,509	105,421	94,366	94,007	84,689
Real estate – residential	447,527	468,443	469,529	489,706	460,395
Real estate – commercial	636,755	558,004	412,447	371,319	357,178
Real estate – construction	52,533	34,802	23,858	31,841	10,561
Installment	5,790	10,115	4,504	5,655	4,701
All other loans	17	44	33	895	376
Total	$1,514,209	$1,414,280	$1,182,334	$1,166,233	$1,082,923

Totals above are shown net of deferred loans fees of $1.19 million, $1.20 million, $734 thousand, $618 thousand, and $250 thousand for 2016, 2015, 2014, 2013, and 2012, respectively. No reclassifications were necessary in 2016, 2015, 2014 or 2013. Ending loan balances for 2012 in the table above reflect the reclassification of $29.56 million in non-owner occupied residential real estate loans from the residential real estate category to the commercial real estate category. This presentation more accurately presents the risk profile of these loans.

At December 31, 2016, we serviced $8.04 million in residential mortgage loans for investors such as the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal Home Loan Bank of Boston (“FHLB”) and other financial investors and government agencies.

The following table presents the contractual maturities of our loan portfolio at December 31, 2016:

		Over One
	One Year	Through	Over Five
(In thousands)	Or Less	5 Years	Years	Total
Commercial, financial & agricultural	$72,159	$126,892	$58,027	$257,078
Municipal	57,915	9,221	47,373	114,509
Real estate – residential	7,587	21,420	418,520	447,527
Real estate – commercial	48,207	184,653	403,895	636,755
Real estate – construction	22,389	7,488	22,656	52,533
Installment	884	4,906	—	5,790
All other loans	17	—	—	17
Total	$209,158	$354,580	$950,471	$1,514,209

The following table presents loans maturing after one year which have predetermined interest rates and floating or adjustable interest rates as of December 31, 2016:

(In thousands)	Fixed	Adjustable
Commercial, financial & agricultural	$129,585	$55,334
Municipal	56,594	—
Real estate – residential	391,692	48,248
Real estate – commercial	408,443	180,105
Real estate – construction	25,259	4,885
Installment	4,906	—
Other	—	—
Total	$1,016,479	$288,572

It is our policy to make loans to directors, executive officers, and associates of such persons on substantially the same terms, including interest rates and collateral, as those prevailing for comparable lending transactions with other persons.

Investments

The investment portfolio is used to generate interest income, manage liquidity and mitigate interest rate sensitivity. Our investment portfolio totaled $419.69 million at December 31, 2016, an increase of $16.56 million from the December 31, 2015 ending balance of $403.13 million. The portfolio increased due to bond purchases with a total book value of $95.40 million, offset by principal payments for bonds that matured during the current year. We manage our portfolio to ensure the securities were valued greater than the amount required to secure public deposits, securities sold under agreements to repurchase and for other purposes required by law.

During 2014 and 2013, securities were transferred from available for sale to held to maturity. The amortization of the unamortized net holding loss reported in accumulated other comprehensive income offsets the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the losses for the securities transferred from available for sale to held to maturity, net of tax was $1.41 million at December 31, 2016.

The composition of our investment portfolio at carrying amounts is shown in the following table:

	As of December 31,
(In thousands)	2016	2015	2014
Available for Sale:
U.S. Treasury Obligations	$25,183	$25,113	$25,093
U.S. Government Sponsored Enterprises (“U.S. GSEs”)	93,353	20,794	—
FHLB Obligations	67,006	51,111	—
Residential Real Estate Mortgage-backed Securities (“Agency MBSs”)	75,209	97,249	95,407
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	23,608	24,553	21,704
Agency Collateralized Mortgage Obligations (“Agency CMOs”)	49,333	64,279	60,882
Asset Backed Securities (“ABSs”)	306	355	387
Total available for sale	333,998	283,454	203,473
Held to Maturity:
U.S. Agency Obligations	17,849	20,084	22,072
U.S. GSEs	—	9,556	9,498
FHLB Obligations	—	4,758	4,720
Agency MBSs	5,787	7,027	8,109
Agency CMOs	62,058	78,249	94,022
Total held to maturity	85,694	119,674	138,421
Total securities	$419,692	$403,128	$341,894

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by the FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities.  Agency CMBS consists of bonds backed by commercial real estate which are guaranteed by FNMA and GNMA.

We use external pricing services to obtain fair market values for our investment portfolio. We have obtained and reviewed the service providers’ pricing and reference data documentation. Evaluations are based on market data and vary by asset class and incorporate available trade, bid and other market information.  Because many fixed income securities do not trade on a daily basis, the service provider’s evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.  In addition, model processes such as the Option Adjusted Spread model are used to assess interest rate impact and develop prepayment scenarios with inputs determined based on knowledge of the market.  We periodically test the values provided to us by the pricing service through a combination of back testing on actual sales of securities and by obtaining prices on all bonds from an alternative pricing source.

We do not intend to sell the investment securities that are in an unrealized loss position and it is unlikely that we will be required to sell the investment securities before recovery of their amortized cost basis, which may be maturity.

The contractual final maturity distribution of the debt securities classified as available for sale and held to maturity as of December 31, 2016, was as follows:

SECURITIES AVAILABLE FOR SALE (at fair value):

		After One
		But	After Five		Securities not
	Within	Within	But Within	After Ten	due at a Single
(In thousands)	One Year	Five Years	Ten Years	Years	Maturity	Total
U.S. Treasury Obligations	$15,109	$10,074	$—	$—	$ N/A	$25,183
U.S. GSEs	—	93,353	—	—	N/A	93,353
FHLB Obligations	—	61,005	6,001	—	N/A	67,006
Agency MBSs	N/A	N/A	N/A	N/A	75,209	75,209
Agency CMBSs	N/A	N/A	N/A	N/A	23,608	23,608
Agency CMOs	N/A	N/A	N/A	N/A	49,333	49,333
ABSs	N/A	N/A	N/A	N/A	306	306
Total	$15,109	$164,432	$6,001	$—	$148,456	$333,998
Weighted average investment yield	0.96%	1.45%	2.38%	—%	2.02%

SECURITIES HELD TO MATURITY (at amortized cost):

		After One
		But	After Five		Securities not
	Within	Within	But Within	After Ten	due at a Single
(In thousands)	One Year	Five Years	Ten Years	Years	Maturity	Total
U.S. Agency Obligations	$—	$—	$—	$17,849	$ N/A	$17,849
Agency MBSs	N/A	N/A	N/A	N/A	5,787	5,787
Agency CMOs	N/A	N/A	N/A	N/A	62,058	62,058
Total	$—	$—	$—	$17,849	$67,845	$85,694
Weighted average investment yield	—%	—%	—%	2.94%	2.53%

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations. Maturities of mortgage-backed securities and collateralized mortgage obligations are based on final contractual maturities.

As a member of the Federal Home Loan Bank system, we are required to invest in stock of the FHLB in an amount determined based on our borrowings from the FHLB.  At December 31, 2016, our investment in FHLB stock totaled $4.98 million.  Dividend income on FHLB stock of $212 thousand and $124 thousand was recorded during 2016 and 2015, respectively. The FHLB continues to be classified as “adequately capitalized” by its primary regulator. Based on current available information, we have concluded that our investment in FHLB stock is not impaired.  We will continue to monitor our investment in FHLB stock.

Other Assets

Bank premises and equipment decreased to $13.08 million at December 31, 2016 from $15.03 million at December 31, 2015. During 2016, we recorded depreciation of $1.97 million and a loss on disposals of $57 thousand.

Investments in real estate limited partnerships increased $669 thousand to $6.36 million at December 31, 2016 due to additional investments made. These partnerships provide affordable housing in the communities in which we do business and provide us with tax credits and a high targeted rate of return on our investment.

As of December 31, 2016, the primary components of other assets are interest receivable of $4.72 million and prepaid pension of $3.32 million, an increase of $813 thousand and a decrease of $382 thousand from 2015, respectively.

Deposits

Our deposit balance at December 31, 2016 decreased $23.97 million, or 1.54%, to $1.53 billion from $1.55 billion at December 31, 2015. Total average deposits for 2016 were $1.51 billion, a $124.58 million increase over average balances for 2015.  This represents a 9.00% annualized growth rate. Time deposit balanced decreased from 2015 primarily due to planned run-off of high-cost NUVO time deposits.

The composition of our deposit balance is shown in the following table:

	As of December 31,
(In thousands)	2016	2015	2014
Demand	$640,922	$631,244	$566,366
Savings, interest bearing checking & money market accounts	687,340	665,623	530,722
Time deposits	199,208	254,572	211,684
Total	$1,527,470	$1,551,439	$1,308,772

Time deposits of $250 thousand and greater at December 31, 2016 and 2015 had the following schedule of maturities:

	As of December 31,
(In thousands)	2016	2015
Three months or less	$12,090	$16,386
Three to six months	7,602	6,421
Six to twelve months	3,649	8,858
One to five years	9,015	11,672
Total	$32,356	$43,337

Other Liabilities

Securities sold under agreement to repurchase, which represent collateralized customer accounts increased $25.48 million to $312.12 million at December 31, 2016 compared to $286.64 million at December 31, 2015. The increase is primarily a result of the success in growing the municipal business.

On December 15, 2004, we closed our private placement of an aggregate of $20.62 million of trust preferred securities.  The placement occurred through a newly-formed Delaware statutory trust affiliate, MBVT Statutory Trust I (the “Trust”) as part of a pooled trust preferred program.  The Trust was formed for the sole purpose of issuing capital securities; these securities are non-voting.  We own all of the common securities of the Trust.  The proceeds from the sale of the capital securities were loaned to us under subordinated debentures issued to the Trust.  The debentures are the only asset of the Trust and payments under the debentures are the sole revenue of the Trust.  Our primary source of funds to pay interest on the debentures held by the Trust is current dividends from our principal subsidiary, Merchants Bank.  Accordingly, our ability to service the debentures is dependent upon the continued ability of Merchants Bank to pay dividends to us.

These hybrid securities qualify as regulatory capital, up to certain regulatory limits. At the same time, they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities total $20.62 million, and carried a fixed rate of interest through December 2009, at which time the rate became variable and adjusts quarterly at three-month LIBOR plus 1.95%. We entered into an interest rate swap arrangement for $10 million of our trust preferred issuance.  The swap fixed the rate on $10 million at 5.23% and expired on December 15, 2016. The impact on net interest income for 2016, 2015 and 2014 from the interest expense on the trust preferred securities was $788 thousand, $746 thousand and $752 thousand per year, respectively. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at our option, subject to prior approval by the FRB.

CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

Recent statistics on the United States economy showed real gross domestic product increased 1.6% in 2016 compared to an increase of 2.6% in 2015.  Nationwide unemployment rates have declined slightly from 5.0% at December 31, 2015 to 4.7% at December 31, 2016.

In Vermont, the seasonally adjusted statewide unemployment rate was 3.1% at December 31, 2016 down from 3.5% at December 31, 2015, and is currently the seventh lowest unemployment rate in the country.  At December 31, 2016, the Massachusetts seasonally adjusted statewide unemployment rate was 2.8%, down from 4.9% at December 31, 2015, and is currently the second lowest unemployment rate in the country.

Credit quality

Credit quality is a major strategic focus and strength of our company.  Although we actively manage current nonperforming and classified loans, there is no assurance that we will not have increased levels of problem assets in the future.  The composition of the nonperforming pool is dynamic with accounts moving in and out of this category over time. The following table summarizes our nonperforming loans (“NPL”) and nonperforming assets (“NPA”) as of December 31, 2012, through December 31, 2016:

(In thousands)	2016	2015	2014	2013	2012
Nonaccrual loans	$3,163	$3,513	$598	$425	$2,355
Loans past due greater than 90 days and accruing	19	—	—	75	—
Troubled debt restructurings (“TDR”)	—	472	63	235	374
Total nonperforming loans	3,182	3,985	661	735	2,729
OREO	76	12	—	108	—
Total nonperforming assets	$3,258	$3,997	$661	$843	$2,729

Nonperforming loans at December 31, 2016 were $3.18 million, which included $905 thousand in nonperforming loans acquired from NUVO.  Of the $3.18 million in nonperforming loans in the table above, there were $2.07 million in commercial and commercial real estate loans, $1.10 million in residential mortgages, and $12 thousand in installment loans.  Nonperforming loans, as of December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012 were adjusted $210 thousand, $130 thousand, $171 thousand and $183 thousand, respectively, for accruing TDRs reflecting the Company’s updated policy classifying these loans as performing loans.

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

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were three restructured residential mortgages at December 31, 2016 with balances totaling $110 thousand. There was one restructured commercial loan and one commercial real estate loan at December 31, 2016 with a balance of $78 thousand and $405 thousand, respectively.  At December 31, 2016 all five of the TDRs continue to pay as agreed according to the modified terms and are considered well-secured.

Excluded from the nonperforming balances previously discussed are our loans that are 31 to 90 days past due, which are not necessarily considered classified or impaired.  Accruing loans 31 to 90 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Year Ended	31-90 Days
December 31, 2016	0.03%
December 31, 2015	0.05%
December 31, 2014	0.04%
December 31, 2013	0.03%
December 31, 2012	—%

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

A loan remains in non-accruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a non-accruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell and is actively marketed.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statements of income. Nonperforming loans, which primarily consist of non-accruing residential mortgage, commercial, and commercial real estate loans and non-accruing TDRs, totaled $3.18 million and $3.99 million at December 31, 2016 and 2015, respectively.  At December 31, 2016, $1.01 million of nonperforming loans had specific reserve allocations totaling $184 thousand.

Substandard loans at December 31, 2016 totaled $35.16 million, of which $32.07 million in loans continue to accrue interest.   Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss.  These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral.  These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our loan loss reserve.

Accruing substandard loans at December 31, 2016 reflect a $12.48 million increase in balances since December 31, 2015. At December 31, 2016, accruing substandard loans related to owner-occupied commercial real estate totaled $13.71 million, investor commercial real estate loans totaled $1.07 million, residential investment real estate loans totaled $839 thousand, residential mortgage loans totaled $72 thousand and $16.38 million in substandard loans are outstanding to corporate borrowers in a variety of different industries. Nineteen borrowers in a variety of industries account for 98% of the total accruing substandard loans.

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

The following table summarizes the allowance for loan losses allocated by loan type:

(In thousands)	2016	2015	2014	2013	2012
Commercial, financial & agricultural	$2,946	$2,696	$2,583	$2,740	$2,915
Municipal	593	590	623	758	494
Real estate – residential	2,575	2,882	3,038	2,995	3,333
Real estate – commercial	5,922	5,386	5,209	5,040	4,605
Real estate – construction	534	420	325	481	187
Installment	89	66	13	18	17
All other loans	—	—	42	10	11
Allowance for loan losses	$12,659	$12,040	$11,833	$12,042	$11,562

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

The following table reflects our loan loss experience and activity in the allowance for loan losses for the past five years:

(In thousands)	2016	2015	2014	2013	2012
Average loans outstanding	$1,446,443	$1,240,386	$1,165,586	$1,133,637	$1,057,446
Allowance beginning of year	12,040	11,833	12,042	11,562	10,619
Charge-offs:
Commercial, financial & agricultural and all other loans	(125)	(29)	(34)	(20)	(9)
Real estate – residential	(215)	(112)	(25)	(289)	(20)
Real estate – commercial	—	—	—	(1)	(32)
Real estate – construction	—	—	—	—	—
Installment, other	(168)	(108)	(172)	(102)	—
Total charge-offs	(508)	(249)	(231)	(412)	(61)
Recoveries:
Commercial, financial & agricultural and all other loans	5	34	10	62	30
Real estate – residential	35	52	24	6	14
Real estate – commercial	4	2	1	40	1
Real estate – construction	—	—	—	1	25
Installment, other	83	52	33	19	—
Total recoveries	127	140	68	128	70
Net (charge-offs) recoveries	(381)	(109)	(163)	(284)	9
Provision (credit) for loan losses	1,000	316	(46)	764	934

Allowance end of year	$12,659	$12,040	$11,833	$12,042	$11,562
Ratio of net (charge-offs) recoveries to average loans outstanding	(0.03)%	(0.01)%	(0.01)%	(0.02)%	—%

Components:
Provision for allowance for loan losses	$1,000	$316	$(46)	$764	$934
Provision for reserve for undisbursed lines of credit	105	(66)	196	36	16
Provision for credit losses	$1,105	$250	$150	$800	$950

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	2016	2015	2014	2013	2012
NPL to total loans	0.21%	0.28%	0.06%	0.06%	0.25%
NPA to total assets	0.16%	0.20%	0.04%	0.05%	0.16%
Allowance for loan losses to total loans	0.84%	0.85%	1.00%	1.03%	1.07%
Allowance for loan losses to NPL	398%	302%	1,791%	1,637%	424%

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

The Loan Committee and the credit department regularly monitor our loan portfolio. The entire loan portfolio, as well as individual loans, is reviewed for loan performance, compliance with internal policy requirements and banking regulations, creditworthiness, and strength of documentation. We monitor loan concentrations by individual borrowers, industries and loan types. As part of the annual credit policy review process, targets are set by loan type for the total portfolio. Credit risk ratings assessing inherent risk in individual loans are assigned to commercial loans at origination and are reviewed by lenders and Management on a periodic basis according to total exposure and risk rating. These internal reviews assess the adequacy of all aspects of credit administration, additionally; we maintain an on-going active monitoring process of loan performance during the year.  We have also hired external loan review firms to assist in monitoring the loan portfolio. The loan review firm reviews a minimum threshold of our loan portfolio each year. These comprehensive reviews assessed the accuracy of our risk rating system as well as the effectiveness of credit administration in managing overall credit risks.

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

As of December 31, 2016, we could borrow up to $55 million in overnight funds through unsecured borrowing lines established with correspondent banks.  In addition, we have established both overnight and longer-term lines of credit with the FHLB. These borrowings are secured by residential mortgage loans. At December 31, 2016, we pledged loans with a carrying value of $363.55 million which carries a $256.98 million borrowing capacity at the FHLB, less borrowings and letters of credit of $62.06 million, resulting in quarter-end capacity of $194.92 million. At December 31,

2015, we pledged loans with a carrying value of $371.58 million, which carried a $262.96 million borrowing capacity at the FHLB, less borrowings and letters of credit of $17.81 million, resulting in year-end capacity of $245.15 million. We also have the ability to borrow through the use of repurchase agreements, collateralized by our investments, with certain approved counterparties. Our investment portfolio, which is managed by the ALCO, had a carrying amount of $419.69 million at December 31, 2016, of which $370.81 million was pledged.  The portfolio is a reliable source of cash flow for us. We closely monitor our short-term cash position.  Any excess funds are either left on deposit at the Federal Reserve Bank, or are in a fully insured account with one of our correspondent banks.

Presented below are our short-term borrowings during the periods indicated:

	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2016	December 31, 2015
FHLB and other short-term borrowings
Amount outstanding at end of period	$40,000	$—
Maximum during the period amount outstanding	110,000	63,000
Average amount outstanding	26,053	3,953
Weighted average-rate during the period	0.48%	0.33%
Weighted average rate at period end	0.77%	—%
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$312,118	$286,639
Maximum during the period amount outstanding	334,023	318,788
Average amount outstanding	247,610	226,913
Weighted average-rate during the period	0.18%	0.22%
Weighted average rate at period end	0.20%	0.19%

Contractual Obligations

We have certain long-term contractual obligations, including long-term debt agreements, operating leases for branch operations, and time deposits. The maturity schedules for these obligations are as follows:

		One Year	Three
	Less than	To Three	Years To	Over Five
(In thousands)	One year	Years	Five Years	Years	Total
Debt maturities	$1,587	$180	$186	$1,698	$3,651
Junior subordinated debentures	—	—	—	20,619	20,619
Operating lease payments	1,356	3,025	1,923	3,002	9,306
Time deposits	132,326	41,546	25,336	—	199,208
Total	$135,269	$44,751	$27,445	$25,319	$232,784

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees written is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on‑balance sheet instruments. The contractual amounts of these financial instruments at December 31, 2016 are as follows:

Contractual
(In thousands)	Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans	$31,403
Unused lines of credit	216,815
Standby letters of credit	5,954
Loans sold with recourse	7,354
Equity commitments to affordable housing limited partnerships	3,677

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to originate loans generally have expiration dates within 60 to 180 days of the commitment. Unused lines of credit have expiration dates ranging from one to two years from the date of the commitment. A portion of the commitments are expected to expire without being drawn upon, therefore the total commitment amount does not necessarily represent a future cash requirement.  We evaluate each customer's creditworthiness on a case‑by‑case basis. Upon extension of credit, we obtain an appropriate amount of real and/or personal property as collateral based on our credit evaluation of the counterparty.

We do not issue any guarantees that would require liability-recognition or disclosure, other than standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $5.95 million and $6.30 million at December 31, 2016 and 2015, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value (“LTV”) ratios are generally consistent with LTV requirements for other commercial loans secured by similar types of collateral. The fair values of our standby letters of credit at December 31, 2016 and 2015 were insignificant.

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

Capital Resources

In general, capital growth is essential to support deposit and asset growth and to ensure our strength and safety. Net income increased our capital by $14.88 million in 2016, $12.62 million in 2015 and $12.13 million in 2014. Payment of dividends decreased our capital by $7.70 million in 2016, $7.10 million in 2015 and $7.09 million in 2014. In December 2004, we privately placed $20.62 million in capital securities as part of a pooled trust preferred program. The securities qualify as regulatory capital under regulatory adequacy guidelines.

Changes in the market value of our available for sale investment portfolio, net of tax, decreased capital by $717 thousand in 2016 and decreased capital by $1.31 million in 2015. The unrecognized net actuarial loss in our pension plan, net of taxes, decreased capital by $86 thousand.  The unrealized loss on our interest rate swaps, net of taxes, at December 31, 2016, decreased capital by a cumulative $155 thousand. We recognized $889 thousand and $519 thousand of amortization of unrealized holding losses of securities transferred from available for sale to held to maturity, net of taxes, in 2016 and 2015, respectively.

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

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Our primary market risk exposure is interest rate risk. An important component of our asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by our Board of Directors. Our Investment Policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The Investment Policy also establishes specific investment quality limits. Our Board of Directors has established a Board-level Asset/Liability Committee, which delegates responsibility for carrying out the asset/liability management policies to the Management-level Asset/Liability Committee (the “Management ALCO”). The Management ALCO, chaired by the Interim Principal Financial Officer and composed of members of senior management, develops guidelines and strategies that affect our asset and liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The Management ALCO manages the investment portfolio. As the portfolio has grown, the Management ALCO has used portfolio diversification as a way to mitigate the risk of being too heavily invested in any single asset class. We continued to work to maximize net interest income while mitigating risk during the year through further repositioning of the investment portfolio, as well as carefully monitoring the overall duration and average life of the portfolio, and monitoring individual securities, among other strategies.

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

Financial markets have been volatile and challenging for many financial institutions. Because of our favorable credit quality and strong balance sheet, we did not experience any liquidity constraints through the end of 2016.  During the past several quarters, our liquidity position has been strong, as depositors and investors in the wholesale funding markets seek strong financial institutions.

Interest Rate Risk

Interest rate risk is the exposure to a movement in interest rates, which, as previously described, affects our net interest income. Asset and liability management is governed by policies reviewed and approved annually by Merchants Bank’s Board of Directors. The ALCO meets frequently to review and develop asset/liability management strategies and tactics.

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

The ALCO consultant’s most recent review was as of December 31, 2016. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and a 200 basis point flat up scenario, because rates continue to be very low. The consultant also ran a 100 basis point falling interest rate scenario that assumed a parallel and pro rata shift of the yield curve over a one-year period, with no growth assumptions.  Additionally, the consultants ran a 400 basis point rising simulation that assumed a parallel shift of the curve over 24 months which assumed the increase in rates was delayed by two years. A summary of the results is as follows:

Current/Flat Rates: If market rates remain unchanged, NII is projected to trend relatively flat over the simulation as asset yields are maintained (due to the aforementioned higher assumed asset replacement yields) while the assumed funding cost relief is minimal.

Falling Rates: Should market rates decline (e.g. -100bps 12 months), NII is projected to trend downward and below the Current Rates scenario throughout the simulation as the earning asset base resets into the low rate environment (accelerated by faster assumed prepayment speeds) while funding cost relief becomes limited as actual and implied floors are quickly met.

Rising Rates:  As a result of the composition of the Bank’s balance sheet (strong core funding base supporting a shorter-term loan portfolio), the Bank’s asset sensitive posture results in NII levels beginning above the Current/Flat Rates scenario and trending upwards for the life of the simulation in all ramped, rising rate scenarios tested, regardless of the shape of the yield curve or the duration in which market rates rise. It should be noted a flattening yield curve results in less benefit when compared to a parallel shift, as assets tied to the longer end of the curve do not reset with the same incremental spread as in a parallel curve.

We have established a target range for the change in net interest income in year one of zero to 7.5%. The net interest income simulation as of December 31, 2016 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Percent Change in Net
Rate Change	Interest Income
Up 200 basis points	0.85%
Down 100 basis points	(3.24)%

The change in net interest income in the second year of the simulation shows a more pronounced downward trend of (11.45)% in the down 100 basis points scenario, while the flat scenario shows a change of 0.00% and the up 200 basis points simulation produces an increase of 6.88%.  The degree to which this exposure materializes will depend, in part, on our ability to manage our balance sheet as interest rates rise or fall.

Actual results may differ materially from those projected. The analysis assumes a static balance sheet. All rate changes are ramped over a 12 month time horizon based upon a parallel yield curve shift. In the down 100 basis points scenario, Federal funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%.  All other market rates (e.g. LIBOR, FHLB and Brokered CD) are floored at the lesser of either the current rate or 0.25% to reflect credit spreads. The model used to perform the balance sheet simulation assumes a parallel shift of the yield curve over 12 months and reprices every interest-bearing asset and liability on our balance sheet. The model incorporates product specific loan prepayment assumptions and uses contractual repricing dates for variable rate loan products and contractual maturities for fixed rate products. The model uses product-specific assumptions for deposits which are subject to repricing based on current market conditions. The model uses the Yield Book, Inc. system to analyze the investment portfolio, which produces bond specific cash flow forecasts for each rate scenario tested in the analysis.  The analysis details bond maturity, amortization, repricing characteristics, and optionality.  The cash flow forecasts take into consideration assumptions for absolute rate movements, the period over which rates are assumed to shift and assumed changes in the shape of the yield curve. The model also assumes that the rate at which residential mortgage related assets prepay will vary as rates rise and fall, based on prepayment estimates derived from Applied Financial Technologies.

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

The most significant ongoing factor affecting market risk exposure of net interest income during the year ended December 31, 2016 was the sustained low interest rate environment.  Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.  During 2016, the two year Constant Maturity Treasury (“CMT”) note increased 16 basis points to 1.22%. The spread between the two year CMT and the ten year CMT at December 31, 2016 was 120 basis points, compared to 121 basis points at December 31, 2015.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Merchants Bancshares, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(In thousands except share and per share data)	2016	2015
ASSETS
Cash and due from banks	$26,116	$30,605
Interest earning deposits with banks and other short-term investments	56,837	119,578
Total cash and cash equivalents	82,953	150,183
Investments:
Securities available for sale, at fair value (amortized cost of $334,846 and $283,185)	333,998	283,454
Securities held to maturity (fair value of $85,749 and $120,093)	85,694	119,674
Total investments	419,692	403,128
Loans	1,514,209	1,414,280
Less: Allowance for loan losses	12,659	12,040
Net loans	1,501,550	1,402,240
Federal Home Loan Bank stock	4,976	3,797
Bank premises and equipment, net	13,078	15,030
Investment in real estate limited partnerships	6,356	5,687
Bank owned life insurance	10,758	10,551
Core deposit intangible	1,156	1,360
Goodwill	7,011	6,967
Other assets	15,128	22,294
Total assets	$2,062,658	$2,021,237
LIABILITIES
Deposits:
Demand (noninterest bearing)	$640,922	$631,244
Savings, interest bearing checking and money market accounts	687,340	665,623
Time deposits	199,208	254,572
Total deposits	1,527,470	1,551,439
Short-term borrowings	40,000	—
Securities sold under agreement to repurchase, short-term	312,118	286,639
Other long-term debt	3,651	5,238
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	2,297	9,248
Total liabilities	1,906,155	1,873,183
STOCKHOLDERS' EQUITY
Preferred stock
Class A non-voting shares authorized - 200,000, none outstanding	—	—
Class B voting shares authorized - 1,500,000, none outstanding	—	—
Common stock, $.01 par value	72	72
Authorized: 10,000,000 shares; Issued: 7,184,922 at December 31, 2016 and 7,168,869 at December 31, 2015
Outstanding: 6,887,856 at December 31, 2016 and 6,855,294 at December 31, 2015
Capital in excess of par value	55,806	55,063
Retained earnings	113,407	106,219
Treasury stock, at cost: 585,866 shares including 288,800 shares held by the Deferred Compensation Plans for Non-Employee Directors and Trustees at December 31, 2016 and 612,935 shares including 299,360 shares held by the Deferred Compensation Plans for Non-Employee Directors and Trustees at December 31, 2015	(13,670)	(13,798)
Deferred compensation arrangements: 288,800 shares at December 31, 2016 and 299,360 shares at December 31, 2015	6,670	6,521
Accumulated other comprehensive loss	(5,782)	(6,023)
Total stockholders' equity	156,503	148,054
Total liabilities and stockholders' equity	$2,062,658	$2,021,237

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

	Twelve Months Ended
	December 31,
(In thousands except per share data)	2016	2015	2014
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$51,929	$44,087	$42,815
Investment income:
Interest and dividends on investment securities	7,555	7,779	7,965
Interest on interest earning deposits with banks and other short-term investments	256	250	192
Total interest and dividend income	59,740	52,116	50,972
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	1,719	1,433	1,647
Time deposits	1,347	1,312	1,725
Short-term borrowings	126	13	1
Securities sold under agreement to repurchase, short-term	454	497	353
Long-term debt	854	797	799
Total interest expense	4,500	4,052	4,525
Net interest income	55,240	48,064	46,447
Provision for credit losses	1,105	250	150
Net interest income after provision for credit losses	54,135	47,814	46,297
NONINTEREST INCOME
Trust division income	3,709	3,525	3,393
Net debit card income	3,028	3,080	2,660
Overdraft income	2,613	2,004	2,473
Service charges on deposits	1,699	1,504	1,369
Net gains on investment securities	—	—	107
Other	1,639	1,847	1,572
Total noninterest income	12,688	11,960	11,574
NONINTEREST EXPENSE
Compensation and benefits	22,976	21,879	20,440
Occupancy expense	4,342	4,251	4,292
Equipment expense	2,734	2,971	2,882
Telephone expense	736	789	895
Legal and professional fees	2,607	1,991	1,924
Mobile & internet banking	1,380	1,597	1,452
Core / Item processing	1,897	1,765	1,876
Marketing	801	561	1,177
State franchise taxes	1,585	1,503	1,435
FDIC insurance	916	886	857
Conversion costs	—	—	1,319
Community Bank System, Inc. merger costs	3,019	—	—
NUVO Bank & Trust Company acquisition costs	61	1,875	—
Amortization of core deposit intangible	204	17	—
Other	3,993	3,886	3,665
Total noninterest expense	47,251	43,971	42,214
Income before provision for income taxes	19,572	15,803	15,657
Provision for income taxes	4,689	3,185	3,532
NET INCOME	$14,883	$12,618	$12,125

Basic earnings per common share	$2.17	$1.98	$1.92
Diluted earnings per common share	$2.16	$1.98	$1.91

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

	Twelve Months Ended
	December 31,
(In thousands)	2016	2015	2014
Net income	$14,883	$12,618	$12,125
Other comprehensive income, net of tax:
Unrealized holding (loss) gain on securities available for sale, net of taxes of $(400), $(704) and $921	(717)	(1,308)	1,705
Unrealized holding gains arising during the period for securities transferred from available for sale to held to maturity, net of taxes of $0, $0 and $4	—	—	8
Accretion of unrealized holding losses of securities transferred from available for sale to held to maturity, net of taxes of $492, $279 and $254	889	519	472
Reclassification adjustments for net securities gains included in net income, net of taxes of $0, $0 and $(38)	—	—	(69)
Change in net unrealized loss on interest rate swaps, net of taxes of $84, $84 and $86	155	156	161
Pension liability adjustment, net of taxes of $(48), $(183) and $(863)	(86)	(342)	(1,605)
Other comprehensive income (loss)	241	(975)	672
Comprehensive income	$15,124	$11,643	$12,797

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2016, 2015, and 2014

						Accumulated
		Capital in			Deferred	Other
	Common	Excess of	Retained	Treasury	Compensation	Comprehensive
(In thousands except per share data)	Stock	Par Value	Earnings	Stock	Arrangements	Income (loss)	Total
Balance at December 31, 2013	$67	$37,129	$95,657	$(14,043)	$6,521	$(5,720)	$119,611
Net income	—	—	12,125	—	—	—	12,125
Dividends paid ($1.12 per share)	—	—	(7,085)	—	—	—	(7,085)
Purchase of treasury stock	—	—	—	(82)	—	—	(82)
Distribution of stock under deferred compensation arrangements	—	—	—	553	(553)	—	—
Shares granted under stock plans and deferral of director fees, including excess tax benefit	—	275	—	164	22	—	461
Share based compensation expense	—	—	—	(122)	241	—	119
Dividend reinvestment plan	—	—	—	(335)	335	—	—
Other comprehensive income	—	—	—	—	—	672	672
Balance at December 31, 2014	$67	$37,404	$100,697	$(13,865)	$6,566	$(5,048)	$125,821
Net income	—	—	12,618	—	—	—	12,618
Dividends paid ($1.12 per share)	—	—	(7,096)	—	—	—	(7,096)
Common stock and warrants issued for acquisition (517,109 shares and 90,756 warrants)	5	17,428	—	—	—	—	17,433
Purchase of treasury stock	—	—	—	(41)	—	—	(41)
Distribution of stock under deferred compensation arrangements & stock plans	—	—	—	514	(514)	—	—
Shares granted under stock plans and deferral of director fees, including excess tax benefit	—	231	—	(81)	108	—	258
Share based compensation expense	—	—	—	—	36	—	36
Dividend reinvestment plan	—	—	—	(325)	325	—	—
Other comprehensive loss	—	—	—	—	—	(975)	(975)
Balance at December 31, 2015	$72	$55,063	$106,219	$(13,798)	$6,521	$(6,023)	$148,054
Net income	—	—	14,883	—	—	—	14,883
Dividends paid ($1.12 per share)	—	—	(7,695)	—	—	—	(7,695)
Exercise of warrants	—	324	—	—	—	—	324
Purchase of treasury stock	—	—	—	(155)	—	—	(155)
Distribution of stock under deferred compensation arrangements & stock plans	—	—	—	559	(559)	—	—
Shares granted under stock plans and deferral of director fees, including excess tax benefit	—	148	—	193	136	—	477
Share based compensation expense	—	271	—	103	—	—	374
Dividend reinvestment plan	—	—	—	(572)	572	—	—
Other comprehensive income (loss)	—	—	—	—	—	241	241
Balance at December 31, 2016	$72	$55,806	$113,407	$(13,670)	$6,670	$(5,782)	$156,503

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
(In thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,883	$12,618	$12,125
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,105	250	150
Deferred tax expense (benefit)	3,981	1,799	(175)
Depreciation and amortization	2,081	2,110	2,452
Amortization of investment security premiums and accretion of discounts, net	1,281	1,244	707
Amortization of deferred loan costs	670	486	580
Amortization of core deposit intangible	204	17	—
Accretion of unfavorable lease liability	(67)	(6)	—
Stock based compensation	374	36	119
Net gains on sales of investment securities	—	—	(107)
Net losses on sale of premises, equipment and other assets	56	—	104
Deferred gain on sale of premises	(517)	(517)	(517)
(Gain) loss on sale of other real estate owned	(20)	—	35
Equity in losses of real estate limited partnerships, net	1,664	1,104	1,257
Increase in cash surrender value of bank owned life insurance	(207)	(240)	(311)
Changes in assets and liabilities:
Net change in interest receivable	(348)	(219)	195
Net change in other assets	3,294	146	790
Net change in interest payable	(42)	(54)	(49)
Net change in other liabilities	(6,192)	1,792	(860)
Net cash provided by operating activities	22,200	20,566	16,495
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	—	4,263	56,889
Proceeds from maturities of investment securities available for sale	42,736	50,171	37,235
Proceeds from maturities of investment securities held to maturity	35,084	19,244	15,486
Net (purchases) redemptions of Federal Home Loan Bank stock	(1,179)	957	3,118
Purchases of investment securities available for sale	(95,401)	(133,137)	(55,495)
Loan originations in excess of principal payments	(101,116)	(83,666)	(16,844)
Proceeds from sales of other real estate owned	92	—	68
Real estate limited partnership investments	(2,333)	(1,595)	(1,822)
Purchases of bank premises and equipment	(185)	(1,206)	(2,477)
Cash and cash equivalents acquired in acquisition of NUVO Bank	—	7,070	—
Cash consideration paid in acquisition of NUVO Bank	—	(5,988)	—
Net cash (used in) provided by investing activities	(122,302)	(143,887)	36,158
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(23,969)	98,186	(14,804)
Net increase in short-term borrowings	40,000	—	—
Net increase in securities sold under agreement to repurchase	25,479	28,175	8,150
Principal payments on long-term debt	(1,587)	(1,083)	(83)
Cash dividends paid	(7,695)	(7,096)	(7,085)
Purchase of Treasury Stock	(155)	(41)	(82)
Proceeds from the exercise of stock warrants	324	—	—
Increase in deferred compensation arrangements	281	461	—
Proceeds from exercise of stock options, net of withholding taxes	144	328	225
Tax benefit from exercise of stock options and distribution of shares in deferred compensation arrangements	50	115	14
Net cash provided by (used in) financing activities	32,872	119,045	(13,665)
(Decrease) increase in cash and cash equivalents	(67,230)	(4,276)	38,988
Cash and cash equivalents beginning of period	150,183	154,459	115,471
Cash and cash equivalents end of period	$82,953	$150,183	$154,459

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$4,542	$4,065	$4,457
Total income tax payments	1,797	—	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distribution of stock under deferred compensation arrangements	$559	$514	$553
Non-cash exercise of stock options and warrants	161	—	124
Transfer of loans to other real estate owned	136	—	—
Transfer of securities from available for sale to held to maturity	—	—	12,626

Twelve Months Ended
(In thousands)	December 31, 2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Acquisition of NUVO Bank:
Non-cash assets acquired:
Interest bearing time deposits with banks	$110
Investment securities	4,344
Restricted investment in bank stock	376
Loans	149,360
Premises and equipment , net	580
Accrued interest receivable	369
Deferred tax asset	1,993
Other assets	356
Total non- cash assets acquired	157,488

Liabilities assumed:
Deposits	144,482
Federal Home Loan Bank advances	4,001
Accrued interest payable	42
Other liabilities	183
Total liabilities assumed	148,708
Net non-cash assets acquired	$8,780

Net cash and cash equivalents acquired	$7,070

Goodwill	7,011
Core deposit intangible	1,377
Tax effect of acquisition fair value adjustments	(705)
Value of shares of common stock issued in acquisition	17,545
Cash consideration paid in acquisition	5,988

See accompanying notes to consolidated financial statements

Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. (the “Company”), and its wholly-owned subsidiary Merchants Bank (the “Bank,” and collectively with the Company, “Merchants”, “we,” “us,” or “our”). All material intercompany accounts and transactions are eliminated in consolidation. We offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 31 full-service banking offices throughout the state of Vermont and one full-service banking office in Massachusetts as of December 31, 2016.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Federal Home Loan Bank System

We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank (“FHLB”) of Boston provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year. We were in compliance with this requirement at December 31, 2016. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Allowance for Loan Losses (“ALL”)

The ALL is based on Management’s estimate of the amount required to reflect probable incurred credit losses in the loan portfolio. Factors considered in evaluating the adequacy of the ALL include previous loss experience, the size and composition of the portfolio, risk rating composition, current economic and real estate market conditions and their effect on the borrowers, the performance of individual loans in relation to contractual terms and estimated fair values of properties that secure impaired loans.

The ALL consists of specific and general components.  The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDR”) and classified as impaired.

Commercial and commercial real estate loans are individually evaluated for impairment when a loan meets any of the specific criteria identified in our methodology. If a loan is impaired, the loan is either charged down, or a portion of the ALL is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

The general component covers non-impaired loans and loans collectively evaluated for impairment and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by us over the most recent 5 years.  This actual loss experiences is supplemented with other factors based on the risks present for each portfolio segment.  These factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. Due to the added risks associated with loans which are graded as pass-watch, special mention, and substandard that are not classified as impaired, an additional analysis is performed to determine whether an allowance is needed that is not fully captured by the historical loss experience. While historical loss experience by loan segment and migration of loans into higher risk classifications are considered, the following factors are also considered in determining the level of needed allowance on such loans: the historical loss rates of loans specifically classified as pass-watch, special mention, or substandard; and the trends in the collateral on the loans included within these classifications. This analysis created an additional $108 thousand at December 31, 2016 compared to $543 thousand at December 31, 2015 in needed allowance for loan losses.

We have divided the loan portfolio into portfolio segments, each with different risk characteristics and methodologies for assessing risk. Each portfolio segment is broken down into class segments where appropriate. Class segments contain unique measurement attributes, risk characteristics and methods for monitoring and assessing risk that are necessary to develop the allowance for loan and lease losses. Unique characteristics such as borrower type, loan type, collateral type, and risk characteristics define each class segment. Descriptions of the segments are as follows:

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

Investments in Real Estate Limited Partnerships

We have investments in various real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. Our ownership interest in these limited partnerships ranges from 5.36% to 99.9% as of December 31, 2016. These investments are made directly in Low Income Housing Tax Credit, or LIHTC, partnerships formed by third parties. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties.

Effective January 1, 2014, the Company adopted Accounting Standards Update (“ASU”) 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendment permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. Merchants has unfunded commitments of $3.68 million at year-end related to qualified affordable housing project investments, which will be fulfilled in 2018. There were no impairment losses during the year resulting from the forfeiture or ineligibility of tax credits related to qualified affordable housing project investments.

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

Goodwill is evaluated for impairment at the reporting unit level. The impairment evaluation is performed as of an annual date or more frequently if a triggering event indicates that impairment may have occurred. Entities have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on this qualitative assessment, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test is not required.

The first step (Step 1) of the two-step impairment test is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired.

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

Other intangibles consist of core deposit intangible assets, which are amortized on an accelerated method over its estimated useful life of 10 years.

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

Stock-Based Compensation

The Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan provides grants of up to 600,000 stock options or restricted stock awards to certain key employees. We recognize compensation expense for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. The compensation cost is based on the grant-date fair value of the award (as determined by quoted market prices). Stock awards are granted at fair market value on the date of the grant and typically vest based on a three year service period. Due to the pending merger with Community Bank System, Inc., Merchants accelerated the vesting date for the 2014, 2015 and 2016 grant years for select individuals.

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

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Low-income housing tax credits and historic rehabilitation credits are recognized as a reduction of income tax expense in the year in which they are earned. We recognize interest and/or penalties related to income tax matters in other noninterest expense in our consolidated statements of income. Penalties and/or interest were zero or immaterial for 2016, 2015 and 2014. Our policy is to reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are such matters that will have a material effect on the financial statements.

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

Segment Reporting

Our operations are solely in the financial services industry and include providing to our customers traditional banking and other financial services. We operate primarily in the state of Vermont and Western Massachusetts. Management makes operating decisions and assesses performance based on an ongoing review of our consolidated financial results. Therefore, we have a single operating segment for financial reporting purposes.

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2014-09 – Revenue from Contracts with Customers – In May 2014, the Financial Accounting Standards Board (“FASB”) amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer.

This amendment was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB issued ASU 2015-14, which deferred the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted as of the original effective date. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application.

In March, April, May and December 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 to help to improve the operability and understandability of the implementation guidance. The amendments in these Updates do not change the core principles of the guidance outlined in ASU 2014-09 and do not change the effective dates outlined in ASU 2015-14. The Company continues to evaluate the impact of these new requirements on the consolidated financial statements.

ASU 2016-01 – Financial Instruments – In January 2016, the FASB released this Update to address certain aspects of recognition, presentation and disclosure of financial instruments. For public companies, the Update (1) requires that equity investments be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by permitting a qualitative assessment to identify impairment, (3) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements and (8) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of this new requirement on the consolidated financial statements.

ASU 2016-02 – Leases – In February 2016, the FASB released this Update to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For lessees, all leases will be required to be recognized on the balance sheet by recording a right-of-use asset and a lease liability. The accounting applied by a lessor is largely unchanged from that applied under the existing guidance. The ASU requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including the interim periods. The Company is currently evaluating the impact of this new requirement on the consolidated financial statements, but the expectation is that this new requirement will result in a significant increase to assets for the right-of-use asset recognition and a significant increase to total liabilities for the lease liability.

ASU 2016-09 – Stock Compensation – In March 2016, the FASB released this Update to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The update requires all excess tax benefits and tax deficiencies related to share-based awards to be recognized as income tax expense or benefit in the income statement. In addition, the update includes changes to the classification of excess tax benefits on the statement of cash flows, an election related to the accounting for forfeitures, minimum statutory tax withholding requirements, as well as the classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The guidance became effective on January 1, 2017 and did not have a significant impact on the Company’s consolidated financial statements.

ASU 2016-13 – Credit Losses – In June 2016, the FASB released this Update to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of this new requirement on the consolidated financial statements.

ASU 2016-15 – Statement of Cash Flows – In August 2016, the FASB released this Update with the objective of eliminating the diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  This Update addresses eight specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle.  These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of this new requirement on the consolidated financial statements.

NOTE 3: ACQUISITION OF NUVO BANK & TRUST COMPANY

On December 4, 2015, the Company completed the acquisition of NUVO Bank & Trust Company (“NUVO”), Springfield, Massachusetts.  NUVO's banking business operates as a division of Merchants Bank. Total consideration paid by Merchants for NUVO's outstanding stock comprised 517,109 shares of common stock and $5.11 million in cash.  Merchants also paid an aggregate of $878,718 to cash out NUVO stock options and a portion of its common stock warrants and issued replacement warrants to purchase an aggregate of 90,756 shares of Merchants common stock on adjusted terms, consisting of warrants expiring in April 2017 to purchase 56,386 shares at an exercise price of $20.69 and warrants expiring in April 2018 to purchase 34,370 shares at an exercise price of $41.39 per share.

The acquisition of NUVO expands the Company’s New England footprint beyond Vermont and into the Springfield and greater Western Massachusetts commercial banking market.

The acquisition of NUVO was accounted for using the purchase method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid of $7.01 million over the fair value of net assets acquired has been reported as goodwill in the Company’s consolidated statements of financial condition as of December 31, 2016. Goodwill created in the acquisition is not deductible for income tax purposes. This goodwill consists largely of the synergies and cost savings arising from the combining of the operations of the two companies.

In connection with the acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(In thousands)	Amount
Consideration paid:
Common stock issued in exchange for NUVO shares	$16,889
Cash paid for NUVO shares	5,988
Stock warrants issued	656
Total consideration paid	$23,533

Assets acquired:
Cash and cash equivalents	$7,070
Interest bearing time deposits with banks	110
Investments	4,344
Restricted investment in bank stock	376
Loans	149,360
Premises and equipment , net	580
Accrued interest receivable	369
Core deposit intangible	1,377
Deferred tax asset	1,993
Other assets	356
Total assets acquired	165,935
Liabilities assumed:
Deposits	144,482
Federal Home Loan Bank advances	4,001
Accrued interest payable	42
Tax effect of acquisition fair value adjustments	705
Other liabilities	183
Total liabilities assumed	149,413
Net assets acquired	$16,522

Goodwill	$7,011

The following table details the changes in fair value of the consideration paid and the net assets acquired as of December 4, 2015 from the amounts originally reported in the Company’s 2015 Form 10-K:

(In thousands)	Amount
Goodwill reported as of December 31, 2015	$6,967

Effect of adjustments to:
Stock warrants issued	112
Deferred tax asset	(68)
Adjusted goodwill as of December 31, 2016	$7,011

The changes to goodwill during the year ended December 31, 2016 are primarily due to changes in the final market value for assets acquired and consideration paid. In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. These changes had no impact on current year or previously reported income.

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

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

The goodwill and intangible balances presented below resulted from the Company’s acquisition of NUVO. The acquisition of NUVO resulted in goodwill of $7.01 million and core deposit intangible (“CDI”) of $1.38 million.  For further information regarding goodwill and other intangible assets recorded in connection with the acquisition of NUVO, including the effect of adjustments to goodwill, please refer to Note 3.

Goodwill

Goodwill is deemed to have an indefinite life and therefore is not amortized, but is instead subject to impairment tests. There was no impairment during 2016 or the period from the date of the acquisition through December 31, 2015. There was no goodwill recorded prior to 2015.

The change in goodwill during the year is as follows:

	December 31,	December 31,
(In thousands)	2016	2015
Beginning of period	$6,967	$—
Effect of adjustments	44	—
Goodwill recorded in acquisition	—	6,967
Impairment	—	—
End of period	$7,011	$6,967

Impairment exists when the carrying value of goodwill exceeds its fair value. NUVO was consolidated into Merchants Bank which is considered the reporting unit. At December 31, 2016, the Bank reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Bank reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not the fair value of the Bank reporting unit exceeded its carrying value, resulting in no impairment.

Other Intangible Assets

Acquired CDI were as follows:

	December 31,	December 31,
(In thousands)	2016	2015
Beginning of period	$1,360	$—
Additions	—	1,377
Amortization	204	17
End of period	$1,156	$1,360

Aggregate amortization expense for the CDI was $204 thousand for 2016 and $17 thousand for 2015.

Estimated amortization expense for each of the next five years:

(In thousands)	Amount
2017	$173
2018	147
2019	126
2020	120
2021	120
Thereafter	470

NOTE 5: INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of December 31, 2016 and 2015. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2016 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$25,079	$104	$—	$25,183
U.S. Government Sponsored Enterprises ("U.S. GSEs")	93,883	106	(636)	93,353
Federal Home Loan Bank ("FHLB") Obligations	67,362	100	(456)	67,006
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	74,573	1,101	(465)	75,209
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	23,972	—	(364)	23,608
Agency Collateralized Mortgage Obligations ("Agency CMOs")	49,694	46	(407)	49,333
Asset Backed Securities ("ABSs")	283	23	—	306
Total Available for Sale	$334,846	$1,480	$(2,328)	$333,998

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$17,849	$119	$(33)	$17,935
Agency MBSs	5,787	92	—	5,879
Agency CMOs	62,058	208	(331)	61,935
Total Held to Maturity	$85,694	$419	$(364)	$85,749

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2015 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$25,064	$61	$(12)	$25,113
U.S. GSEs	20,895	3	(104)	20,794
FHLB Obligations	51,230	107	(226)	51,111
Agency MBSs	96,073	1,688	(512)	97,249
Agency CMBSs	24,950	—	(397)	24,553
Agency CMOs	64,648	74	(443)	64,279
ABSs	325	30	—	355
Total Available for Sale	$283,185	$1,963	$(1,694)	$283,454

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$20,084	$486	$—	$20,570
U.S. GSEs	9,556	166	—	9,722
FHLB Obligations	4,758	76	—	4,834
Agency MBSs	7,027	154	—	7,181
Agency CMOs	78,249	253	(716)	77,786
Total Held to Maturity	$119,674	$1,135	$(716)	$120,093

The contractual final maturity distribution of the debt securities classified as available for sale of December 31, 2016, are as follows:

					Securities
		After One	After Five		not due
	Within	But Within	But Within	After Ten	at a Single
(In thousands)	One Year	Five Years	Ten Years	Years	Maturity	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$15,109	$10,074	$—	$—	$ N/A	$25,183
U.S. GSEs	—	93,353	—	—	N/A	93,353
FHLB Obligations	—	61,005	6,001	—	N/A	67,006
Agency MBSs	N/A	N/A	N/A	N/A	75,209	75,209
Agency CMBSs	N/A	N/A	N/A	N/A	23,608	23,608
Agency CMOs	N/A	N/A	N/A	N/A	49,333	49,333
ABSs	N/A	N/A	N/A	N/A	306	306
Total Available for Sale	$15,109	$164,432	$6,001	$—	$148,456	$333,998
Available for Sale (at amortized cost):
U.S. Treasury Obligations	$15,091	$9,988	$—	$—	$ N/A	$25,079
U.S. GSEs	—	93,883	—	—	N/A	93,883
FHLB Obligations	—	61,439	5,923	—	N/A	67,362
Agency MBSs	N/A	N/A	N/A	N/A	74,573	74,573
Agency CMBSs	N/A	N/A	N/A	N/A	23,972	23,972
Agency CMOs	N/A	N/A	N/A	N/A	49,694	49,694
ABSs	N/A	N/A	N/A	N/A	283	283
Total Available for Sale	$15,091	$165,310	$5,923	$—	$148,522	$334,846

The contractual final maturity distribution of the debt securities classified as held to maturity of December 31, 2016, are as follows:

					Securities
		After One	After Five		not due
	Within	But Within	But Within	After Ten	at a Single
(In thousands)	One Year	Five Years	Ten Years	Years	Maturity		Total
Held to Maturity (at fair value):
U.S. Agency Obligations	$—	$—	$—	$17,935	$	N/A	$17,935
Agency MBSs	N/A	N/A	N/A	N/A		5,879	5,879
Agency CMOs	N/A	N/A	N/A	N/A		61,935	61,935
Total Held to Maturity	$—	$—	$—	$17,935		$67,814	$85,749
Held to Maturity (at amortized cost):
U.S. Agency Obligations	$—	$—	$—	$17,849	$	N/A	$17,849
Agency MBSs	N/A	N/A	N/A	N/A		5,787	5,787
Agency CMOs	N/A	N/A	N/A	N/A		62,058	62,058
Total Held to Maturity	$—	$—	$—	$17,849		$67,845	$85,694

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations.

The following table presents the proceeds, gross gains and gross losses on available for sale securities.

(In thousands)	2016	2015	2014
Proceeds	$—	$4,263	$56,889
Gross gains	—	—	303
Gross losses	—	—	(196)
Net gains	$—	$—	$107

In 2016 and in 2015, we did not record any securities gains or losses related to the available for sale portfolio. The tax provision related to the net realized gains and losses in 2014 was $(38) thousand.

The proceeds recorded in 2015 were related to NUVO’s investment portfolio. At the time of acquisition, NUVO’s investment portfolio of fixed rate agency securities was valued at $4.3 million with a yield of 1.96%. Following the completion of the acquisition, the portfolio was sold.

Securities with a carrying value of $370.81 million and $335.81 million at December 31, 2016 and 2015, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2016, were as follows:

	Less Than 12 Months			12 Months or More			Total
(In thousands)	Number of Issues	Fair Value	Unrealized Loss	Number of Issues	Fair Value	Unrealized Loss	Number of Issues	Fair Value	Unrealized Loss
Available for Sale:
U.S. GSEs	8	$42,404	$(636)	—	$—	$—	8	$42,404	$(636)
FHLB Obligations	9	45,870	(456)	—	—	—	9	45,870	(456)
Agency MBSs	16	48,777	(465)	—	—	—	16	48,777	(465)
Agency CMBSs	6	23,608	(364)	—	—	—	6	23,608	(364)
Agency CMOs	15	33,935	(332)	2	2,227	(75)	17	36,162	(407)
Total	54	$194,594	$(2,253)	2	$2,227	$(75)	56	$196,821	$(2,328)

Gross unrecognized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrecognized loss position, at December 31, 2016, were as follows:

	Less Than 12 Months			12 Months or More			Total
(In thousands)	Number of Issues	Fair Value	Unrecognized Loss	Number of Issues	Fair Value	Unrecognized Loss	Number of Issues	Fair Value	Unrecognized Loss
Held to Maturity:
U.S. Agency Obligations	1	$7,230	$(33)	—	$—	$—	1	$7,230	$(33)
Agency CMOs	13	26,480	(212)	1	3,162	(119)	14	29,642	(331)
Total	14	$33,710	$(245)	1	$3,162	$(119)	15	$36,872	$(364)

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

Gross unrecognized losses on investment securities held to maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrecognized loss position, at December 31, 2015, were as follows:

	Less Than 12 Months			12 Months or More			Total
(In thousands)	Number of Issues	Fair Value	Unrecognized Loss	Number of Issues	Fair Value	Unrecognized Loss	Number of Issues	Fair Value	Unrecognized Loss
Held to Maturity:
Agency CMOs	14	$51,713	$(623)	2	$5,287	$(93)	16	$57,000	$(716)
Total	14	$51,713	$(623)	2	$5,287	$(93)	16	$57,000	$(716)

There were no securities classified as trading at December 31, 2016 or 2015.

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

At December 31, 2016, all of our MBSs and CMOs held were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), institutions which the government has affirmed its commitment to support.  As the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and we do not intend to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at December 31, 2016.

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities.  Agency CMBS consists of bonds backed by commercial real estate which are guaranteed by FNMA and GNMA.

During 2014 and 2013, securities were transferred from available for sale to held to maturity. The amortization of the unamortized net holding loss reported in accumulated other comprehensive income offsets the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net losses for the securities transferred from available for sale to held to maturity was $2.17 million or $1.41 million, net of tax at December 31, 2016.

NOTE 6: LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans

The composition of our loan portfolio was as follows:

(In thousands)	December 31, 2016	December 31, 2015
Commercial, financial and agricultural	$257,078	$237,451
Municipal loans	114,509	105,421
Real estate loans – residential	447,527	468,443
Real estate loans – commercial	636,755	558,004
Real estate loans – construction	52,533	34,802
Installment loans	5,790	10,115
All other loans	17	44
Total loans	$1,514,209	$1,414,280

We primarily originate commercial, commercial real estate, municipal obligations and residential real estate loans to customers throughout the states of Vermont and Massachusetts. There are no significant industry concentrations in the loan portfolio. Total loans included $1.19 million and $1.20 million of net deferred loan origination costs at December 31,

2016 and 2015, respectively. The aggregate amount of overdrawn deposit balances classified as loan balances was $297 thousand and $308 thousand at December 31, 2016 and 2015, respectively.

Additionally, residential and commercial loans serviced for others at December 31, 2016 and 2015 amounted to approximately $34.63 million and $27.87 million, respectively.

The following table reflects our loan loss experience and activity in the allowance for loan losses for the year ended December 31, 2016:

	Commercial,
	financial		Real	Real	Real
	and		estate-	estate-	estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Beginning balance	$2,696	$590	$2,882	$5,386	$420	$66	$—	$12,040
Charge-offs	(125)	—	(215)	—	—	(168)	—	(508)
Recoveries	5	—	35	4	—	83	—	127
Provision (credit)	370	3	(127)	532	114	108	—	1,000
Ending balance	$2,946	$593	$2,575	$5,922	$534	$89	$—	$12,659

The following table reflects our loan loss experience and activity in the allowance for loan losses for the year ended December 31, 2015:

	Commercial,
	financial		Real	Real	Real
	and		estate-	estate-	estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Beginning balance	$2,583	$623	$3,038	$5,209	$325	$13	$42	$11,833
Charge-offs	(29)	—	(112)	—	—	(108)	—	(249)
Recoveries	34	—	52	2	—	52	—	140
Provision (credit)	108	(33)	(96)	175	95	109	(42)	316
Ending balance	$2,696	$590	$2,882	$5,386	$420	$66	$—	$12,040

The following table reflects our loan loss experience and activity in the allowance for loan losses for the year ended December 31, 2014:

	Commercial,
	financial		Real	Real	Real
	and		estate-	estate-	estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Beginning balance	$2,740	$758	$2,995	$5,040	$481	$18	$10	$12,042
Charge-offs	(34)	—	(25)	—	—	(2)	(170)	(231)
Recoveries	10	—	24	1	—	2	31	68
Provision (credit)	(133)	(135)	44	168	(156)	(5)	171	(46)
Ending balance	$2,583	$623	$3,038	$5,209	$325	$13	$42	$11,833

In addition to the provision for loan losses include above, there was a provision (credit) for the reserve for undisbursed lines of $105 thousand, $(66) thousand and $196 thousand for 2016, 2015 and 2014, respectively, included in the provision for credit losses in the consolidated statements of income.

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at December 31, 2016:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Ending balance individually evaluated for impairment	$—	$—	$184	$—	$—	$—	$—	$184
Ending balance collectively evaluated for impairment	2,946	593	2,391	5,922	534	89	—	12,475
Ending balance acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Totals	$2,946	$593	$2,575	$5,922	$534	$89	$—	$12,659
Financing receivables:
Ending balance individually evaluated for impairment	$97	$—	$1,213	$1,634	$—	$12	$—	$2,956
Ending balance collectively evaluated for impairment	256,239	114,509	446,314	633,217	52,533	5,778	17	1,508,607
Ending balance acquired with deteriorated credit quality	742	—	—	1,904	—	—	—	2,646
Totals	$257,078	$114,509	$447,527	$636,755	$52,533	$5,790	$17	$1,514,209

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at December 31, 2015:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Ending balance individually evaluated for impairment	$—	$—	$137	$—	$—	$—	$—	$137
Ending balance collectively evaluated for impairment	2,696	590	2,745	5,386	420	66	—	11,903
Ending balance acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Totals	$2,696	$590	$2,882	$5,386	$420	$66	$—	$12,040
Financing receivables:
Ending balance individually evaluated for impairment	$595	$—	$706	$647	$—	$22	$—	$1,970
Ending balance collectively evaluated for impairment	235,652	105,421	467,737	555,323	34,802	10,093	44	1,409,072
Ending balance acquired with deteriorated credit quality	1,204	—	—	2,034	—	—	—	3,238
Totals	$237,451	$105,421	$468,443	$558,004	$34,802	$10,115	$44	$1,414,280

The table below presents the recorded investment of loans segregated by class, with delinquency aging as of December 31, 2016:

	31-60	61-90	91 Days	Total
	Days	Days	or More	Past
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Nonperforming	Total
Commercial, financial and agricultural	$—	$—	$—	$—	$256,894	$184	$257,078
Municipal	—	—	—	—	114,509	—	114,509
Real estate-residential:
First mortgage	164	71	—	235	408,597	1,104	409,936
Second mortgage	32	—	—	32	37,559	—	37,591
Real estate-commercial:
Owner occupied	—	—	—	—	224,691	1,882	226,573
Non-owner occupied	—	—	—	—	410,182	—	410,182
Real estate-construction:
Residential	—	—	—	—	2,530	—	2,530
Commercial	—	—	—	—	50,003	—	50,003
Installment	123	—	—	123	5,655	12	5,790
Other	—	—	—	—	17	—	17
Total	$319	$71	$—	$390	$1,510,637	$3,182	$1,514,209

Of the total nonperforming loans in the aging table above, $1.75 million were past due of which $0 were restructured loans, $819 thousand were purchase credit impaired, and $19 thousand were 91 days or more past due and accruing.  In the third quarter of 2016, the Company’s policy was updated to classify accruing TDRs as performing loans to more accurately represent the characteristics of the loans.  Prior period amounts have been reclassified to be consistent with the current period presentation.  Nonperforming loans as of December 31, 2015 were reduced $210 thousand for accruing TDRs.

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

Of the total nonperforming loans in the aging table above, $2.65 million were past due of which $472 thousand were restructured loans, $1.05 million were purchased credit impaired, and $0 were 91 days or more past due and accruing.

Impaired loans by class at December 31, 2016 are as follows:

					Interest
	Recorded	Unpaid Principal	Related	Average Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$97	$97	$—	$243	$4
Real estate – residential:
First mortgage	208	266	—	253	6
Second mortgage	—	—	—	1	—
Real estate – commercial:
Owner occupied	1,229	1,229	—	525	—
Non-owner occupied	405	432	—	508	—
Installment	12	12	—	7	—
With related allowance recorded
Commercial, financial and agricultural	—	—	—	298	—
Real estate – residential:
First mortgage	1,005	1,026	184	514	—
Second mortgage	—	—	—	—	—
Real estate – commercial:
Owner occupied	—	—	—	10	—
Installment	—	—	—	—	—
Total
Commercial, financial and agricultural	97	97	—	541	4
Real estate – residential	1,213	1,292	184	768	6
Real estate – commercial	1,634	1,661	—	1,043	—
Installment	12	12	—	7	—
Total	$2,956	$3,062	$184	$2,359	$10

Impaired loans by class at December 31, 2015 are as follows:

					Interest
	Recorded	Unpaid Principal	Related	Average Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$595	$599	$—	$374	$11
Real estate – residential:
First mortgage	264	322	—	227	5
Second mortgage	—	—	—	52	—
Real estate – commercial:
Owner occupied	165	165	—	13	—
Non-owner occupied	482	482	—	43	—
Installment	22	22	—	2	—
With related allowance recorded
Commercial, financial and agricultural	—	—	—	124	—
Real estate – residential:
First mortgage	442	442	137	484	—
Second mortgage	—	—	—	4	—
Real estate – commercial:
Owner occupied	—	—	—	—	—
Installment	—	—	—	—	—
Total
Commercial, financial and agricultural	595	599	—	498	11
Real estate – residential	706	764	137	767	5
Real estate – commercial	647	647	—	56	—
Installment	22	22	—	2	—
Total	$1,970	$2,032	$137	$1,323	$16

Impaired loans by class at December 31, 2014 are as follows:

					Interest
	Recorded	Unpaid Principal	Related	Average Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$134	$136	$—	$86	$3
Real estate – residential:
First mortgage	147	257	—	256	8
Second mortgage	79	79	—	136	1
Real estate – commercial:
Owner occupied	—	—	—	12	1
Non-owner occupied	—	—	—	—	—
Installment	—	—	—	—	—
With related allowance recorded
Commercial, financial and agricultural	—	—	—	12	—
Real estate – residential:
First mortgage	431	432	63	204	—
Second mortgage	—	—	—	—	—
Real estate – commercial:
Non-owner occupied	—	—	—	119	—
Installment	—	—	—	—	—
Total
Commercial, financial and agricultural	134	136	—	98	3
Real estate – residential	657	768	63	596	9
Real estate – commercial	—	—	—	131	1
Installment and other	—	—	—	—	—
Total	$791	$904	$63	$825	$13

Nonperforming loans were as follows:

(In thousands)	December 31, 2016	December 31, 2015
Nonaccrual loans	$3,163	$3,513
Loans greater than 90 days and accruing	19	—
Troubled debt restructurings	—	472
Total nonperforming loans	$3,182	$3,985

There was one commercial real estate loan restructured with a balance of $405 thousand in 2016 and is considered to be a TDR. This loan was individually evaluated for impairment and it was determined that no reserve was required. In 2015, there were two commercial loans restructured with a total balance of $556 thousand and were considered to be TDRs.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. At December 31, 2016, there were three restructured residential mortgages with balances totaling $110 thousand, one restructured commercial loan with a balance of $78 thousand and one restructured commercial real estate loan with a balance of $405 thousand.  All of the five of the TDRs at December 31, 2016 continue to pay as agreed according to the modified terms, are accruing, and are considered performing loans. At December 31, 2015, there were three restructured residential mortgages with balances totaling $125 thousand and three restructured commercial loans with balances totaling $557 thousand.

At December 31, 2016, there were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 91 days past due and still accruing at December 31, 2016. Interest income on restructured loans during years ended December 31, 2016 and 2015 was insignificant.

Nonaccrual loans by class as of December 31, 2016 and 2015 are as follows:

(In thousands)	December 31, 2016	December 31, 2015
Commercial, financial and agricultural	$165	$823
Real estate - residential:
First mortgage	1,104	581
Second mortgage	—	—
Real estate - commercial:
Owner occupied	1,882	1,605
Non owner occupied	—	482
Installment	12	22
Total nonaccruing non-TDR loans	$3,163	$3,513
Nonaccruing TDR’s
Commercial, financial and agricultural	—	472
Real estate – residential:
First mortgage	—	—
Real estate - commercial:
Non owner occupied	—	—
Total nonaccrual loans including TDRs	$3,163	$3,985

Commercial Grading System

We use risk rating definitions for our commercial loan portfolios and certain residential loans which are generally consistent with regulatory and banking industry norms. Loans are assigned a credit quality grade which is based upon management’s ongoing assessment of risk based upon an evaluation of the quantitative and qualitative aspects of each credit. This assessment is a dynamic process and risk ratings are adjusted as each borrower’s financial situation changes. This process is designed to provide timely recognition of a borrower’s financial condition and appropriately focus management resources.

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

Below is a summary of loans by credit quality indicator as of December 31, 2016:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$102	$215,891	$24,215	$322	$16,548	$257,078
Municipal	—	110,864	2,824	821	—	114,509
Real estate – residential:
First mortgage	400,961	7,392	481	—	1,102	409,936
Second mortgage	37,367	—	224	—	—	37,591
Real estate – commercial:
Owner occupied	—	186,494	25,492	—	14,587	226,573
Non-owner occupied	—	369,566	38,706	—	1,910	410,182
Real estate – construction:
Residential	412	2,118	—	—	—	2,530
Commercial	152	41,373	7,476	—	1,002	50,003
Installment	5,778	—	—	—	12	5,790
All other loans	17	—	—	—	—	17
Total	$444,789	$933,698	$99,418	$1,143	$35,161	$1,514,209

Below is a summary of loans by credit quality indicator as of December 31, 2015:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$116	$179,932	$45,977	$4,177	$7,249	$237,451
Municipal	—	92,069	13,352	—	—	105,421
Real estate – residential:
First mortgage	420,798	4,733	164	—	581	426,276
Second mortgage	42,167	—	—	—	—	42,167
Real estate – commercial:
Owner occupied	—	162,106	41,477	5,959	11,466	221,008
Non-owner occupied	—	290,503	44,485	444	1,564	336,996
Real estate – construction:
Residential	477	1,945	—	—	—	2,422
Commercial	134	27,310	3,136	—	1,800	32,380
Installment	10,093	—	—	—	22	10,115
All other loans	44	—	—	—	—	44
Total	$473,829	$758,598	$148,591	$10,580	$22,682	$1,414,280

The carrying amount of loans purchased with evidence of credit deterioration accounted for under FASB ASC 310-30 acquired in the NUVO acquisition totaled $2.65 million and $3.24 million at December 31, 2016 and 2015, respectively.

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at December 31, 2016 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$25,183	$—	$25,183	$—
U.S. GSEs	93,353	—	93,353	—
FHLB Obligations	67,006	—	67,006	—
Agency MBSs	75,209	—	75,209	—
Agency CMBSs	23,608	—	23,608	—
Agency CMOs	49,333	—	49,333	—
ABSs	306	—	306	—
Interest rate swap agreements	422	—	422	—
Total assets	$334,420	$—	$334,420	$—
Liabilities
Interest rate swap agreements	194	—	194	—
Total liabilities	$194	$—	$194	$—

The table below presents the balance of financial assets and liabilities at December 31, 2015 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$25,113	$—	$25,113	$—
U.S. GSEs	20,794	—	20,794	—
FHLB Obligations	51,111	—	51,111	—
Agency MBSs	97,249	—	97,249	—
Agency CMBSs	24,553	—	24,553	—
Agency CMOs	64,279	—	64,279	—
ABSs	355	—	355	—
Interest rate swap agreements	1,084	—	1,084	—
Total assets	$284,538	$—	$284,538	$—
Liabilities
Interest rate swap agreements	1,004	—	1,004	—
Total liabilities	$1,004	$—	$1,004	$—

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

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2016 or 2015.  There were no Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2016 or 2015.

Financial instruments on a non-recurring basis

Certain financial assets are also measured at fair value on a non-recurring basis, however they were not material at December 31, 2016 or 2015. These financial assets include impaired loans and OREO.

Fair value of financial instruments

The fair value of Merchants’ financial instruments as of December 31, 2016 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$82,953	$82,953	$82,953	$—	$—
Securities available for sale	333,998	333,998	—	333,998	—
Securities held to maturity	85,694	85,749	—	85,749	—
FHLB stock	4,976	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,501,550	1,484,718	—	—	1,484,718
Interest rate swap agreement	422	422	—	422	—
Accrued interest receivable	4,722	4,722	—	1,232	3,490
Total	$2,014,315	$1,992,562	$82,953	$421,401	$1,488,208
Deposits	$1,527,470	$1,526,626	$1,328,262	$198,364	$—
Short-term borrowings	40,000	40,000	—	40,000	—
Securities sold under agreement to repurchase	312,118	312,019	—	312,019	—
Other long-term debt	3,651	3,600	—	3,600	—
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,775	—	14,775	—
Interest rate swap agreement	194	194	—	194	—
Accrued interest payable	110	110	11	99	—
Total	$1,904,162	$1,897,324	$1,328,273	$569,051	$—

The fair value of Merchants’ financial instruments as of December 31, 2015 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$150,183	$150,183	$150,183	$—	$—
Securities available for sale	283,454	283,454	—	283,454	—
Securities held to maturity	119,674	120,093	—	120,093	—
FHLB stock	3,797	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,402,240	1,397,877	—	—	1,397,877
Interest rate swap agreement	1,084	1,084	—	1,084	—
Accrued interest receivable	4,374	4,374	—	1,085	3,289
Total	$1,964,806	$1,957,065	$150,183	$405,716	$1,401,166
Deposits	$1,551,439	$1,551,046	$1,296,867	$254,179	$—
Short-term borrowings	—	—	—	—	—
Securities sold under agreement to repurchase	286,639	286,586	—	286,586	—
Other long-term debt	5,238	5,191	—	5,191	—
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,975	—	14,975	—
Interest rate swap agreement	1,004	1,004	—	1,004	—
Accrued interest payable	152	152	13	139	—
Total	$1,865,091	$1,858,954	$1,296,880	$562,074	$—

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

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is not material as of December 31, 2016 and 2015.

NOTE 8: PREMISES AND EQUIPMENT

The components of premises and equipment included in the accompanying consolidated balance sheets at December 31, are as follows:

			Estimated
			Useful Lives
(In thousands)	2016	2015	(In years)
Land	$332	$332	N/A
Bank premises	6,799	6,812	39
Leasehold improvements	10,394	10,789	5 – 20
Furniture, equipment, and software	20,122	21,040	3 – 7
Total gross fixed assets	37,647	38,973
Less: accumulated depreciation and amortization	24,569	23,943
Total net fixed assets	$13,078	$15,030

Depreciation and amortization expense related to premises and equipment amounted to $1.97 million, $2.11 million and $2.45 million in 2016, 2015 and 2014, respectively.

We occupy certain banking offices under non-cancellable operating lease agreements expiring at various dates over the next 20 years. The majority of leases have multiple options with escalation clauses for increases associated with the cost of living or other variable expenses over time. Rent expense on these properties totaled $1.45 million, $1.30 million and $1.32 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Minimum lease payments on these properties subsequent to December 31, 2016 are as follows:

(In thousands)	Amount
2017	$1,356
2018	1,673
2019	1,352
2020	1,246
2021	677
Thereafter	3,002
Total	$9,306

We entered into a sale leaseback arrangement for our principal office in South Burlington, Vermont, in June 2008. The deferred gain on the sale leaseback transaction resulted in a $423 thousand offset to rent expense per year through 2017 and $212 thousand in 2018. The deferred gain included in other liabilities totaled $635 thousand and $1.06 million at December 31, 2016 and 2015, respectively.

We entered into a sale leaseback arrangement for one of our branch locations in Burlington, Vermont in December 2013. The deferred gain on the sale leaseback transaction resulted in a $93 thousand offset to rent expense per year through 2023. The deferred gain included in other liabilities totaled $654 thousand and $747 thousand at December 31, 2016 and 2015.

NOTE 9: TIME DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at year-end 2016 and 2015 were $32.36 million and $43.34 million, respectively.

Scheduled maturities of time deposits for the next five years were as follows:

(In thousands)	Amount
2017	$132,326
2018	30,860
2019	10,686
2020	14,904
2020	10,432
Total time deposits	$199,208

NOTE 10: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM DEBT

Securities sold under agreements to repurchase mature daily. Securities sold under agreements to repurchase are collateralized by mortgage-backed securities and collateralized mortgage-backed obligations. We maintain effective control over the securities underlying the agreements.

As of December 31, 2016, we could borrow up to $55 million in overnight funds through unsecured borrowing lines established with correspondent banks. In addition, we have established both overnight and longer term lines of credit with the FHLB. These borrowings are secured by residential mortgage loans. At December 31, 2016, we pledged loans with a carrying value of $363.55 million which carries a $256.98 million borrowing capacity at the FHLB, less borrowings and letters of credit of $62.06 million, resulting in year-end capacity of $194.92 million. At December 31, 2015, we pledged loans with a carrying value of $371.58 million, which carried a $262.96 million borrowing capacity at the FHLB, less borrowings and letters of credit of $17.81 million, resulting in year-end capacity of $245.15 million. We also have the ability to borrow through the use of repurchase agreements, collateralized by our investments, with certain approved counterparties.

The following table provides certain information regarding other borrowed funds for each of the years ended December 31, 2016, 2015 and 2014:

(In thousands)	2016	2015	2014
FHLB and other short-term borrowings
Amount outstanding at year end	$40,000	$—	$—
Maximum amount outstanding during the year	110,000	63,000	18,900
Average amount outstanding during the year	25,425	3,953	212
Weighted average-rate during the year	0.48%	0.33%	0.31%
Weighted average rate at year-end	0.77%	—%	—%
Securities sold under agreement to repurchase
Amount outstanding at year end	$312,118	$286,639	$258,464
Maximum amount outstanding during the year	334,023	318,788	292,692
Average amount outstanding during the year	247,610	226,913	192,868
Weighted average-rate during the year	0.18%	0.22%	0.18%
Weighted average rate at year-end	0.20%	0.19%	0.26%

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged at December 31, 2016:

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater Than
(In thousands)	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase Agreements
Available for Sale:
U.S. Treasury Obligations	$24,207	$—	$—	$—	$24,207
U.S. GSEs	51,847	—	—	—	51,847
FHLB Obligations	59,505	—	—	—	59,505
Agency MBSs	44,736	—	—	—	44,736
Agency CMBSs	21,662	—	—	—	21,662
Agency CMOs	40,007	—	—	—	40,007
Total Available for Sale	$241,964	$—	$—	$—	$241,964

(In thousands)
Held to Maturity:
U.S. Agency Obligations	$16,646	$—	$—	$—	$16,646
Agency CMOs	53,508	—	—	—	53,508
Total Held to Maturity	$70,154	$—	$—	$—	$70,154

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged at December 31, 2015:

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater Than
(In thousands)	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase Agreements
Available for Sale:
U.S. Treasury Obligations	$23,902	$—	$—	$—	$23,902
U.S. GSEs	21,719	—	—	—	21,719
FHLB Obligations	42,681	—	—	—	42,681
Agency MBSs	49,162	—	—	430	49,592
Agency CMBSs	14,957	—	—	—	14,957
Agency CMOs	33,112	—	—	—	33,112
Total Available for Sale	$185,533	$—	$—	$430	$185,963

(In thousands)
Held to Maturity:
U.S. Agency Obligations	$14,524	$—	$—	$—	$14,524
Agency CMOs	66,889	—	—	—	66,889
Agency MBSs	19,263	—	—	—	19,263
Total Held to Maturity	$100,676	$—	$—	$—	$100,676

The fair value of securities pledged to secure repurchase agreements may decline. The Company manages this risk by having a policy to pledge securities valued greater than the gross outstanding balance of repurchase agreements. Securities sold under agreements to repurchase are secured by securities with a carrying value of $312.23 million and $287.27 million at December 31, 2016 and 2015, respectively.

NOTE 11: LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2016 and 2015:

(In thousands)	2016	2015
Federal Home Loan Bank Amortizing Notes, payable through March 2029, Rates ranging from 1.50% to 2.50%	2,151	2,237
Federal Home Loan Bank Advance, maturing November 2017, rate of 1.35% at December 31, 2016 and maturities ranging from January 2016 to November 2017 and rates ranging from 0.80% to 1.35% at December 31, 2015	1,500	3,001
Total	$3,651	$5,238

There were no prepayment penalties incurred during 2016, 2015 or 2014.

Contractual maturities and amortization of long-term debt subsequent to December 31, 2016, are as follows:

(In thousands)	Amount
2017	$1,587
2018	89
2019	91
2020	92
2021	94
2022 and after	1,698
Total due	$3,651

NOTE 12: TRUST PREFERRED SECURITIES

On December 15, 2004, we closed our private placement of an aggregate of $20.62 million of trust preferred securities. The placement occurred through a newly formed Delaware statutory trust affiliate, MBVT Statutory Trust I (the “Trust”), as part of a pooled trust preferred program. The Trust was formed for the sole purpose of issuing capital securities which are non-voting. We own all of the common securities of the Trust. The proceeds from the sale of the capital securities were loaned to us under subordinated debentures issued to the Trust. The debentures are the only asset of the Trust and payments under the debentures are the sole revenue of the Trust. Our primary source of funds to pay interest on the debentures held by the Trust is current dividends from our principal subsidiary, Merchants Bank. Accordingly, our ability to service the debentures is dependent upon the continued ability of Merchants Bank to pay dividends to us.

These hybrid securities currently qualify as regulatory capital, up to certain regulatory limits. At the same time they are considered debt for tax purposes, and as such, interest payments are fully deductible. The trust preferred securities total $20.62 million, and carried a fixed rate of interest through December 2009 at which time the rate became variable and adjusts quarterly at three month LIBOR plus 1.95%. We entered into an interest rate swap arrangement for $10 million of our trust preferred issuance which was effective beginning on December 15, 2009. The swap fixed the rate on $10 million at 5.23% and expired on December 15, 2016.  The impact on net interest income for 2016, 2015 and 2014 from the interest expense on the trust preferred securities was $788 thousand, $747 thousand and $752 thousand per year, respectively. The trust preferred securities mature on December 31, 2034, and are redeemable without penalty at our option, subject to prior approval by the FRB.

NOTE 13: INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2016, 2015 and 2014:

(In thousands)	2016	2015	2014
Current	$708	$1,386	$3,707
Deferred	3,981	1,799	(175)
Provision for income taxes	$4,689	$3,185	$3,532

Not included in the above table is the income tax impact associated with the unrealized gain or loss on securities available for sale and the income tax impact associated with the funded status of the pension plan, which are recorded directly in stockholders’ equity as a component of accumulated other comprehensive loss.

The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities at December 31, 2016 and 2015 are presented below:

(In thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$4,900	$4,497
Postretirement benefit obligation	2,045	1,986
Deferred compensation	1,454	1,466
Accrued expenses	333	565
Organizational/start-up expenses	376	434
Capital loss carryforward	89	206
Interest rate swap	—	83
Qualified school bond tax credits	921	—
Affordable housing/other tax credits	74	—
Other	595	649
Net operating loss	356	606
Investment in real estate limited partnerships, net	—	158
Unrealized loss on securities available for sale	295	—
Unrealized loss on securities held to maturity	755	1,205
Total deferred tax assets	$12,193	$11,855
Deferred tax liabilities:
Loan mark-to-market adjustment	$(8,218)	$(3,410)
Installment sales	(224)	(128)
Unrealized gain on securities available for sale	—	(93)
Depreciation	(743)	(998)
Core deposit intangible	(403)	(471)
Other	(206)	(227)
Accrued pension cost	(3,200)	(3,181)
Total deferred tax liabilities	$(12,994)	$(8,508)
Net deferred tax (liability) asset	$(801)	$3,347

In assessing the realizability of our total deferred tax assets, Management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon Management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2016 and 2015. However, factors beyond management’s control, such as the general state of the economy, can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.

The following is a reconciliation of the federal income tax provision, calculated at the statutory rate of 35%, to the recorded provision for income taxes:

(In thousands)	2016	2015	2014
Applicable statutory Federal income tax	$6,753	$5,452	$5,402
Increase (reduction) in taxes resulting from:
Low Income Housing Projects	1,206	779	858
Tax-exempt income	(823)	(736)	(729)
Tax credits	(2,444)	(1,771)	(1,936)
Bank owned life insurance	(71)	(83)	(107)
State tax	70	17	—
Other, net	(2)	(473)	44
Provision for income taxes	$4,689	$3,185	$3,532

We have not identified any of our tax positions that contain significant uncertainties. Housing tax credits are recognized using the flow through method. We are subject to federal and state income tax examinations for years after December 31, 2013.

The State of Vermont assesses a franchise tax for banks in lieu of income tax. The franchise tax is assessed based on deposits. Vermont franchise taxes, net of state credits amounted to approximately $1.59 million, $1.50 million and $1.43 million in 2016, 2015 and 2014, respectively, which is included as noninterest expense in the accompanying consolidated statements of income.

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

The following tables provide a reconciliation of the changes in the Pension Plan’s benefit obligations and fair value of assets over the two year period ending December 31, 2016, and a statement of the funded status as of December 31 of both years:

(In thousands)	2016	2015
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$10,708	$11,556
Service cost including expenses	59	53
Interest cost	469	442
Actuarial loss (gain)	94	(735)
Benefits paid and expected expenses	(657)	(608)
Benefit obligation at year-end	$10,673	$10,708
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$14,157	$15,350
Actual return (loss) on plan assets	487	(579)
Employer contributions	—	—
Benefits paid and actual expenses	(655)	(614)
Fair value of plan assets at year-end	$13,989	$14,157
Funded status at year end	$3,316	$3,449

We had no minimum required contribution for 2016.

The accumulated benefit obligation is equal to the projected benefit obligation and was $10.67 million and $10.71 million at December 31, 2016 and 2015, respectively.  Amounts recognized in accumulated other comprehensive income for net actuarial losses totaled $5.9 million and $5.7 million at December 31, 2016 and 2015, respectively.

The following tables summarize the components of net periodic benefit cost and other changes in Pension Plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2016, 2015 and 2014, respectively:

(In thousands)	2016	2015	2014
Interest cost	$469	$442	$464
Expected return on plan assets	(967)	(1,052)	(1,059)
Service costs	59	53	44
Net loss amortization	437	377	137
Net periodic pension benefit	$(2)	$(180)	$(414)

(In thousands)	2016	2015	2014
Net loss	$571	$902	$2,606
Net loss amortization	(437)	(377)	(137)
Total recognized in other comprehensive income	$134	$525	$2,469
Total recognized in net periodic pension cost and other comprehensive income	$132	$345	$2,055

The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic pension cost for 2017 is $441 thousand.

The following table summarizes the assumptions used to determine the benefit obligations and net periodic benefit costs for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Benefit obligations
Discount rate	4.34%	4.48%	3.97%
Net periodic benefit cost
Discount rate	4.48%	3.97%	4.98%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

The discount rate reflects the rates at which pension benefits could be effectively settled. We look to rates of return on high-quality fixed income investments currently available and expected to be available during the period of maturity of the pension benefits. Consideration was given to the rates that would be used to settle plan obligations as of December 31, 2016 and to the rates of other indices at year-end. Our actuary constructed a hypothetical high quality bond portfolio with cash flows that match the expected monthly benefit payments under the pension plan and calculated a discount rate based upon that portfolio. The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations, if any.

Effective June 1, 2016, SageView Advisory Group replaced our Trust division as the Pension Plan’s investment manager. During 2016, the investment objectives of the Pension Plan were modified from those intended to provide both income and capital appreciation to one that provides a level of current income consistent with the preservation of capital while meeting the current and future spending needs of the Pension Plan and minimizing the risks of investing. The investment target of the Pension Plan is to achieve a total annual rate of return in excess of the change in the Consumer Price Index for the aggregate investments of the Pension Plan evaluated over a period of five years. A certain amount of risk must be assumed to achieve the Pension Plan's investment target rate of return. During 2016, the Pension Plan transitioned to a multi-sector portfolio of low risk fixed income instruments of varying maturities from a balanced portfolio of equity and fixed income securities with a 5-15 year time horizon and was considered moderate risk. During 2016, the portfolio strategy followed by the Pension Plan was transitioned to a baseline allocation of 100% fixed income securities.  In 2015, the portfolio strategy had a baseline allocation of 60% stock and 40% fixed income securities, but the investment manager could allocate funds within certain specified ranges. The range for equities was 35% to 75% and for fixed income securities, the range was 25% to 60%. The allocation among categories varied from the baseline allocation when opportunities were identified to improve returns and/or reduce risk.

The fair value of Pension Plan assets at December 31, 2016 by asset category are as follows:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$19	$19	$—	$—
Money Market Funds	888	888	—	—
Fixed Income:
Taxable Bond Mutual Funds	13,082	13,082	—	—
Total	$13,989	$13,989	$—	$—

The fair value of Pension Plan assets at December 31, 2015 by asset category are as follows:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$4	$4	$—	$—
Money Market Funds	403	403	—	—
Equity Securities:
Large Cap Equity Mutual Funds	2,831	2,831	—	—
Small Cap Equity Mutual Funds	94	94	—	—
Global Equity Mutual Funds	882	882	—	—
International Equity Mutual Funds	3,019	3,019	—	—
Absolute Return Funds	1,305	1,305	—	—
EFT - International Equity	729	729	—	—
Fixed Income:
Taxable Bond Mutual Funds	4,890	4,890	—	—
Total	$14,157	$14,157	$—	$—

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

The following table summarizes the estimated future benefit payments expected to be paid under the Pension Plan:

Pension
(In thousands)	Benefits
2017	$632
2018	676
2019	682
2020	704
2021	709
Following five years	3,580

The estimated future benefit payments expected to be paid under the Pension Plan are based on the same assumptions used to measure our benefit obligation at December 31, 2016. No future service estimates were included due to the frozen status of the Pension Plan.

401(k) Employee Stock Ownership Plan

Under the terms of our 401(k) Employee Stock Ownership Plan (“401(k)”) eligible employees are entitled to contribute up to 75% of their compensation, subject to IRS limitations, to the 401(k), and we contribute a percentage of the amounts contributed by the employees as authorized by Merchants’ Bank’s Board of Directors. We contributed approximately 48%, 46% and 48% of the amounts contributed by the employees in 2016, 2015 and 2014, respectively.

Summary of Expense

A summary of expense relating to our various employee benefit plans for each of the years in the three year period ended December 31, 2016 is as follows:

(In thousands)	2016	2015	2014
Pension plan	$(2)	$(180)	$(414)
401(k)	662	573	585
Total	$660	$393	$171

NOTE 15: STOCK-BASED COMPENSATION PLANS

Merchants has established stock based compensation plans for directors and for certain employees. The Amended and Restated Merchants Bancshares, Inc. 2008 Stock Incentive Plan (the “Plan”) allows us to grant stock options and restricted stock grants to certain employees. The Plan allows for the issuance of up to 600,000 shares of stock. As of December 31, 2016, 442,789 shares remain available for future grants under the Plan.

The Merchants Bancshares, Inc. and Subsidiaries Amended and Restated 2008 Compensation Plan for Non-Employee Directors and Trustees (“Deferred Compensation Plan”) allows for the issuance of up to 150,000 shares of stock. As of December 31, 2016, 66,583 shares were issued with 83,417 shares available for future issuance under the Deferred Compensation Plan. Additionally, as of December 31, 2016, 222,217 shares were issued under previous non-employee directors and trustees compensation plans that are now expired.

The fair value of stock option and restricted stock awards, measured at the grant date are amortized to compensation expense on a straight-line basis over the vesting period. The total compensation cost related to stock option awards and restricted stock awards was $374 thousand, $36 thousand and $119 thousand for 2016, 2015 and 2014, respectively. Compensation cost related to stock option and restricted stock awards is included in salary expense in the accompanying consolidated statements of income. There is no remaining compensation expense relating to stock option grants. Remaining compensation expense related to current outstanding restricted stock awards is $132 thousand, which will be recognized as of the date of the pending merger.

Deferred Compensation Plan for Non-Employee Directors and Trustees

Under the terms of the Deferred Compensation Plan participating directors can elect to have all, or a specified percentage, of their director’s fees for a given year paid in the form of cash or deferred in the form of restricted shares of Merchants’ common stock. These shares are held in a rabbi trust and are considered outstanding for purposes of computing earnings per share. Directors who elect to have their compensation deferred are credited with a number of shares of Merchants’ common stock equal in value to the amount of fees deferred. The participating director may not sell, transfer or otherwise dispose of these shares prior to distribution. With respect to shares of common stock issued or otherwise transferred to a participating director, the participating director will have the right to receive dividends or other distributions thereon. Deferred director’s fees are recognized as an expense in the year incurred.

Restricted Stock

Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. During the service period, all shares are considered outstanding and dividends are paid on the restricted stock. We made a grant of 9,106, 3,521 and 7,120 restricted shares in 2016, 2015 and 2014, respectively. The shares typically vest three years after the grant date. Due to the pending merger, Merchants accelerated the vesting date for the 2014, 2015 and 2016 grant years for select individuals. The grant date fair value of restricted stock granted during 2016, 2015 and 2014 was $30.73, $29.85 per share and $28.60 per share, respectively. A summary of Merchants’ restricted stock awards is as follows:

		Weighted Average Grant
	Shares	Date Fair Value
Non-Vested Shares at January 1, 2016	8,648	$29.19
Granted	9,106	30.73
Vested	(7,964)	30.19
Forfeited	(2,433)	29.31
Non-Vested Shares at December 31, 2016	7,357	$30.08

The total fair value of shares vested during the year ending December 31, 2016, 2015, and 2014 was $402 thousand, $111 thousand, and $282 thousand, respectively.

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

A summary of Merchants’ stock option plan as of December 31, 2016, 2015 and 2014 and changes during the years then ended are as follows, with numbers of shares in thousands:

	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price	of	Price	of	Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Options outstanding, beginning of year	39	$22.43	82	$23.00	88	$22.95
Granted	—	—	—	—	—	—
Exercised	13	22.30	43	23.52	6	22.07
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Options outstanding, end of year	26	$22.50	39	$22.43	82	$23.00
Options exercisable	26	$22.50	39	$22.43	82	$23.00

As of December 31, 2016, there were options outstanding within the following ranges: 26 thousand at an exercise price within the range of $22.07 to $22.93.

The total intrinsic value of options exercised was $144 thousand, $328 thousand and $41 thousand for the three years ended December 31, 2016, 2015 and 2014, respectively. We generally use shares held in treasury for option exercises. Options exercisable at December 31, 2016 had an intrinsic value of $841 thousand and expire upon the closing date of the merger with Community. All options outstanding at December 31, 2016 were exercised during February 2017. The total cash received from employees, net of withholding taxes, as a result of employee stock option exercises was $10 thousand, $0 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively. The tax benefit realized as a result of the stock option exercises was approximately $50 thousand, $115 thousand and $14 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 16: EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

	Twelve Months Ended
	December 31,
(In thousands except per share data)	2016	2015	2014
Net income	$14,883	$12,618	$12,125
Weighted average common shares outstanding	6,871	6,373	6,326
Dilutive effect of common stock equivalents	25	13	18
Weighted average common and common equivalent shares outstanding	6,896	6,386	6,344
Basic earnings per common share	$2.17	$1.98	$1.92
Diluted earnings per common share	$2.16	$1.98	$1.91

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per common share were computed by including potentially dilutive shares on the weighted average share count.  Anti-dilutive average warrants totaling 34,370 and 2,864 have been excluded from the calculation of diluted EPS for years ended December 31, 2016 and 2015, respectively. There were no anti-dilutive shares excluded in 2014.

NOTE 17: PARENT COMPANY

Merchants Bancshares, Inc.’s (the “Parent Company”) investments in its subsidiaries are recorded using the equity method of accounting. Summarized financial information relative to the Parent Company only balance sheets at December 31, 2016 and 2015, and statements of income and cash flows for each of the years in the three year period ended December

31, 2016, are shown in the following tables. The statement of changes in stockholders' equity for the Parent Company are not reported because they are identical to the consolidated financial statements.

Balance Sheets as of December 31,
(In thousands)	2016	2015
Assets:
Investment in subsidiaries*	$173,909	$167,164
Cash*	2,424	1,554
Other assets	1,911	1,009
Total assets	$178,244	$169,727
Liabilities and stockholders’ equity:
Other liabilities	$1,122	$1,054
Long term debt	20,619	20,619
Stockholders’ equity	156,503	148,054
Total liabilities and stockholders’ equity	$178,244	$169,727

Statements of Income for the Years Ended December 31,
(In thousands)	2016	2015	2014
Dividends from Merchants Bank*	$7,695	$7,096	$7,085
Equity in undistributed earnings of subsidiaries*	9,602	7,242	5,857
Other expense, net	(3,976)	(2,646)	(1,276)
Benefit from income taxes	1,562	926	459
Net income	$14,883	$12,618	$12,125

Statement of Cash Flows for the Years Ended December 31,
(In thousands)	2016	2015	2014
Cash flow from operating activities:
Net income	$14,883	$12,618	$12,125
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in other assets	(902)	(686)	138
Net change in other liabilities	68	444	(67)
Equity in undistributed earnings of subsidiaries*	(9,602)	(7,242)	(5,857)
Net cash provided by operating activities	4,447	5,134	6,339
Cash flows from financing activities:
Tax benefit from exercises of stock options	—	115	14
Cash dividends paid	(7,695)	(7,096)	(7,167)
Other, net	4,118	1,204	214
Net cash used in financing activities	(3,577)	(5,777)	(6,939)
Increase (decrease) in cash and cash equivalents	870	(643)	(600)
Cash and cash equivalents at beginning of year	1,554	2,197	2,797
Cash and cash equivalents at end of year	$2,424	$1,554	$2,197

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

The contractual amounts of these financial instruments at December 31, 2016 and 2015 were as follows:

(In thousands)	2016	2015
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans	$31,403	$32,133
Unused lines of credit	216,815	210,304
Standby letters of credit	5,954	6,296
Equity commitments to affordable housing limited partnerships	3,677	6,010

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. We do not issue any guarantees that would require liability-recognition or disclosure, other than our standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $5.95 million and $6.30 million at December 31, 2016 and 2015, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at December 31, 2016 or 2015.

Balances at the Federal Reserve Bank

At December 31, 2016 and 2015, amounts at the Federal Reserve Bank included $32.72 million and $30.52 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

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

NOTE 19: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax for the year ending December 31, 2016.

	Unrealized	Unrealized Gains
	Gains (Losses)	(Losses) on Securities
	on Securities	Transferred From			Accumulated Other
	Available-For-	Available-For-Sale to		Interest Rate	Comprehensive
(In thousands)	Sale	Held-To-Maturity	Pension Plan	Swaps	Income (Loss)
Beginning Balance December 31, 2015	$166	$(2,297)	$(3,737)	$(155)	$(6,023)
Other comprehensive (loss) income before reclassifications	(717)	—	(371)	155	(933)
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	889	—	—	889
Reclassification adjustments for losses reclassified into income	—	—	285	—	285
Net current period other comprehensive (loss) income	(717)	889	(86)	155	241
Balance December 31, 2016	$(551)	$(1,408)	$(3,823)	$—	$(5,782)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax for the year ending December 31, 2015.

	Unrealized	Unrealized Gains
	Gains (Losses)	(Losses) on Securities
	on Securities	Transferred From			Accumulated Other
	Available-For-	Available-For-Sale to		Interest Rate	Comprehensive
(In thousands)	Sale	Held-To-Maturity	Pension Plan	Swaps	Income (Loss)
Beginning Balance December 31, 2014	$1,474	$(2,816)	$(3,395)	$(311)	$(5,048)
Other comprehensive (loss) income before reclassifications	(1,308)	—	(587)	156	(1,739)
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	519	—	—	519
Reclassification adjustments for losses reclassified into income	—	—	245	—	245
Net current period other comprehensive (loss) income	(1,308)	519	(342)	156	(975)
Balance December 31, 2015	$166	$(2,297)	$(3,737)	$(155)	$(6,023)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax for the year ending December 31, 2014.

	Unrealized	Unrealized Gains
	Gains (Losses)	(Losses) on Securities
	on Securities	Transferred From			Accumulated Other
	Available-For-	Available-For-Sale to		Interest Rate	Comprehensive
(In thousands)	Sale	Held-To-Maturity	Pension Plan	Swaps	Income (Loss)
Beginning Balance December 31, 2013	$(162)	$(3,296)	$(1,790)	$(472)	$(5,720)
Other comprehensive income (loss) before reclassifications	1,713	—	(1,694)	161	180
Transfer of securities from available-for-sale to held-to-maturity	(8)	8	—	—	—
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	472	—	—	472
Reclassification adjustments for losses (gains) reclassified into income	(69)	—	89	—	20
Net current period other comprehensive (loss) income	1,636	480	(1,605)	161	672
Balance December 31, 2014	$1,474	$(2,816)	$(3,395)	$(311)	$(5,048)

Details of the reclassification adjustments in the above table for the year ended December 31, 2016 are presented below:

Amount Reclassified
Details about Accumulated Other Comprehensive	from Accumulated
Income Components	Other Comprehensive	Affected Line Item in the Statement Where Net
(In thousands)	Income	Income is Presented
Amortization of defined benefit pension plan
	$437	Compensation and benefits
	437	Total before tax
	(152)	Provision for income taxes
	$285	Net of tax

Total reclassification adjustments	$285

Details of the reclassification adjustments in the above table for the year ended December 31, 2015 are presented below:

Amount Reclassified
Details about Accumulated Other	from Accumulated
Comprehensive Income Components	Other Comprehensive	Affected Line Item in the Statement Where Net
(In thousands)	Income	Income is Presented
Amortization of defined benefit pension plan
	377	Compensation and benefits
	377	Total before tax
	(132)	Provision for income taxes
	$245	Net of tax

Total reclassification adjustments	$245

Details of the reclassification adjustments in the above table for the year ended December 31, 2014 are presented below:

Amount Reclassified
Details about Accumulated Other	from Accumulated
Comprehensive Income Components	Other Comprehensive	Affected Line Item in the Statement Where Net
(In thousands)	Income	Income is Presented
Unrealized gains on investment securities
	$(107)	Net gains on investment securities
	(107)	Total before tax
	38	Provision for income taxes
	$(69)	Net of tax

Amortization of defined benefit pension plan
	137	Compensation and benefits
	137	Total before tax
	(48)	Provision for income taxes
	$89	Net of tax

Total reclassification adjustments	$20

NOTE 20: REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 is 0.625%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2016, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2016 and 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table summarizes Merchants’ and Merchants Bank’s capital ratios in comparison to the regulatory requirements:

					To Be Well-
						Capitalized Under		Fully Phased-in,
			For Capital		Prompt Corrective			with Capital
	Actual		Adequacy Purposes		Action Provisions			Conservation Buffers
(In thousands)	Amount	Percent	Amount	Percent	Amount		Percent	Amount		Percent
As of December 31, 2016
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$173,945	8.71%	$79,903	4.00%	$	N/A	N/A %	$79,903	(1)	4.00%
Tier 1 Risk-Based Capital	173,945	14.04%	74,360	6.00%		N/A	N/A %	105,344		8.50%
Total Risk-Based Capital	187,624	15.14%	99,147	8.00%		N/A	N/A %	130,130		10.50%
Common Equity Tier 1 Capital	153,945	12.42%	55,770	4.50%		N/A	N/A %	86,754		7.00%
Merchants Bank:
Tier 1 Leverage Capital	$170,732	8.53%	$80,028	4.00%		$100,035	5.00%	$80,028	(1)	4.00%
Tier 1 Risk-Based Capital	170,732	13.72%	74,662	6.00%		99,550	8.00%	105,771		8.50%
Total Risk-Based Capital	184,411	14.82%	99,550	8.00%		124,437	10.00%	130,659		10.50%
Common Equity Tier 1 Capital	170,732	13.72%	55,997	4.50%		80,884	6.50%	87,106		7.00%
As of December 31, 2015
Merchants Bancshares, Inc.:
Tier 1 Leverage Capital	$165,799	8.77%	$75,646	4.00%	$	N/A	N/A %	$75,646	(1)	4.00%
Tier 1 Risk-Based Capital	165,799	14.63%	68,005	6.00%		N/A	N/A %	96,341		8.50%
Total Risk-Based Capital	178,754	15.77%	90,673	8.00%		N/A	N/A %	119,009		10.50%
Common Equity Tier 1 Capital	145,799	12.86%	51,004	4.50%		N/A	N/A %	79,339		7.00%
Merchants Bank:
Tier 1 Leverage Capital	$164,446	8.64%	$76,112	4.00%		$95,139	5.00%	$76,112	(1)	4.00%
Tier 1 Risk-Based Capital	164,446	14.44%	68,352	6.00%		91,136	8.00%	96,832		8.50%
Total Risk-Based Capital	177,401	15.57%	91,136	8.00%		113,920	10.00%	119,616		10.50%
Common Equity Tier 1 Capital	164,446	14.44%	51,264	4.50%		74,048	6.50%	79,744		7.00%

(1) Capital conservation buffer does not directly affect the required leverage ratio. Institutions must still maintain the required ratio for capital adequacy purposes.

Capital amounts for Merchants Bancshares, Inc. include $20.62 million in trust preferred securities issued in December 2004. These hybrid securities qualify as Tier 2 regulatory capital up to certain regulatory limits.

NOTE 21: DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2015, we had an interest rate swap with a notional amount of $10 million that was designated as a cash flow hedge. The swap was used to convert a portion of the floating rate interest on our trust preferred issuance to a fixed rate of interest. Each quarter we assess the effectiveness of the hedging relationships by comparing the changes in cash flows of the derivative hedging instruments with the changes in cash flows of the designated hedged item. There was no ineffective portion recognized in earnings during 2016, 2015 or 2014. The interest rate swap expired on December 15, 2016, therefore there was no balance reflected in other liabilities in the accompanying consolidated balance sheet at December 31, 2016. The fair value of $(239) thousand was reflected in other liabilities in the accompanying consolidated balance sheets at December 31, 2015.

We have interest rate swaps with a notional amount of $40.73 million with certain commercial customers.  In order to minimize our risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps with our counterparty totaling $40.73 million (pay fixed/receive floating swaps). At December 31, 2016, the weighted average receive rate of these interest rate swaps was 2.66%, the weighted average pay rate was 3.85%

and the weighted average maturity was 7.5 years.  The fair values of $194 thousand and $194 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at December 31, 2016. At December 31, 2015 the weighted average receive rate of these interest rate swaps was 2.13%, the weighted average pay rate was 3.60% and the weighted average maturity was 10.2 years. The fair values of $765 thousand and $765 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at December 31, 2015. Hedge accounting has not been applied for these derivatives.  Since the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

We have interest rate swaps with notional amounts totaling $7.48 million at December 31, 2016, and $9.8 million at December 31, 2015, that were designated as fair value hedges of certain fixed rate loans with municipalities. At December 31, 2016, the weighted average receive rate of these interest rate swaps was 2.09%, the weighted average pay rate was 3.11% and the weighted average maturity was 16.5 years. The fair value of $228 thousand at December 31, 2016, was reflected as a reduction to loans and an increase to other assets. At December 31, 2015 the weighted average receive rate of these interest rate swaps was 1.78%, the weighted average pay rate was 3.25% and the weighted average maturity was 16.6 years. The fair value of $319 thousand at December 31, 2015, was reflected as a reduction to loans and an increase to other assets. The ineffective portion of the interest swaps was immaterial and as such, amounts are not recognized in earnings.

We assessed our counterparty risk at December 31, 2016 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Note 7 to these consolidated financial statements.

NOTE 22: QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2016 and 2015, the balance of the investment for qualified affordable housing projects was $6.36 million and $5.69 million. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $3.68 million and $6.01 million at December 31, 2016 and 2015. The Company expects to fulfill these commitments during the year ending 2018.

During the years ended December 31, 2016, 2015 and 2014, the Company recognized amortization expense of $1.66 million, $1.10 million and $1.26 million, respectively, which was included within income tax expense on the consolidated statements of income.

Additionally, during the years ended December 31, 2016, 2015 and 2014, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $3.04 million, $2.26 million and $2.53 million, respectively. The Company incurred no impairment losses during 2016, 2015 and 2014.

NOTE 23: SUBSEQUENT EVENTS

On October 22, 2016, the Company entered into a definitive merger agreement to be acquired by Community Bank System, Inc. for approximately $304 million in Community Bank System, Inc. stock and cash.  The merger is subject to the approval by the stockholders of Merchants Bancshares, Inc. and regulatory authorities and is expected to close in the late second or early third quarter of 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Merchants Bancshares, Inc.

Burlington, Vermont

We have audited the accompanying consolidated balance sheets of Merchants Bancshares, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016.  We also have audited Merchants Bancshares, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Merchants Bancshares, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Merchants Bancshares, Inc.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merchants Bancshares, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Merchants Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath, LLP

Crowe Horwath LLP

Cleveland, Ohio
March 15, 2017

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Our principal executive officer, interim principal financial officer and other members of our senior management have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on this evaluation, our principal executive officer and interim principal financial officer have concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Exchange Act is accumulated and communicated to our management (including the principal executive officer and interim principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC.

Management’s Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f).  Our internal control system is designed to provide reasonable assurances to our Management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our Management, including our principal executive officer and interim principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted, based on the framework in  Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under the framework in Internal Control – Integrated Framework, Management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Crowe Horwath LLP, the independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting as of December 31, 2016.  This report can be found on page 109.

Changes in Internal Controls over Financial Reporting – During the fourth quarter of 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our charter and bylaws provide that the size of our Board of Directors shall be determined by the Board or stockholders at the Annual Meeting. Our Board of Directors currently consists of eleven directors and is divided into three classes. Based on its review of the relationships between the directors, the Company and our subsidiaries, our Board of Directors has determined that a majority of our directors are independent under the Nasdaq Listing Rules and in accordance with our Principles of Governance.

Information about our Board of Directors

The following table sets forth certain information about our current directors. Except where otherwise noted below the table, all of the directors listed have been employed in their principal occupations for the last five years.

						Term of
				Independence	Director	Office to
Class	Name	Age	Principal Occupation	Status	Since	Expire
I	Scott F. Boardman	57	President, Hickok & Boardman, Inc.	Y	2008	2018
I	Janette K. Bombardier	58	Director of Site Operations and Senior Location Manager, GlobalFoundries	Y	2013	2018
I	Raymond C. Pecor, III	48	President, Lake Champlain Transportation Company	Y	2012	2018
II	Donald R. Chase	70	Owner of Central New England Ag Services, Inc., Chase Ranch LLC, and Chase Enterprises Corp.	Y	2015	2019
II	Karen J. Danaher	61	Partner, Danaher Attig & Plante PLC	Y	2010	2019
II	Jeffrey L. Davis	64	President, J.L. Davis, Inc.	Y	1993	2019
II	Geoffrey R. Hesslink	52	President and Chief Executive Officer, Merchants and Merchants Bank	N	2016	2019
III	Michael G. Furlong	66	Attorney, Sheehey Furlong & Behm P.C.	Y	1991	2017
III	Joseph F. Larkin	39	Vice President, Larkin Realty	Y	2016	2017
III	Lorilee A. Lawton	69	Owner & President, Firetech Sprinkler Corporation	Y	2003	2017
III	Michael R. Tuttle	62	Former President and Chief Executive Officer, Merchants	N	2007	2017

The biographical descriptions below for each director include the specific experience, qualifications, attributes and skills that the Board of Directors would expect to consider if it were making a conclusion currently as to whether such person should serve as a director. The Board of Directors did not currently evaluate whether these directors should serve as directors, as the terms for which they have been previously elected continue beyond the Annual Meeting.

Scott F. Boardman was elected to our Board in 2008. He has been a member of the Board of Directors of Merchants Bank since 2004. Mr. Boardman is the President of Hickok & Boardman, Inc., a retail insurance agency in Burlington, Vermont. He serves on the boards of A.N. Deringer, Inc., the Lake Mansfield Trout Club, Mercy Connections, and PC Construction Company. Mr. Boardman is a former trustee of Trinity College in Burlington, Vermont, and is a former board member and past president of the Vermont Insurance Agents Association. He is also past president of the Vermont chapter of the Casualty & Property Insurance Underwriters Society. Mr. Boardman brings experience in business management, credit, risk management, customer service and leadership, as well as industry knowledge to the Board.

Janette K. Bombardier has served as a member of our Board, and the Board of Directors of Merchants Bank, since February 2013. She is the GlobalFoundries Vice President of Facilities Engineering for the Vermont and East Fishkill Semiconductor Manufacturing Locations, as well as Senior Location Executive for the GlobalFoundries Vermont facility. She is a licensed Professional Engineer in the State of Vermont. Prior to joining GlobalFoundries in 2015 she worked for IBM and held a variety of positions including construction management, manufacturing engineering, product development and quality, as well as positions in cost reduction and continuous improvement. Ms. Bombardier brings experience in business management, leadership, risk management and strategic planning to the Board.

Raymond C. Pecor, III was elected to our Board in 2012. He has served as a member of the Board of Directors of Merchants Bank since 2009. He is President of Lake Champlain Transportation Company in Burlington, Vermont, and

serves on the board of the Champlain Valley Expo. Mr. Pecor, III brings experience in business management, customer service, crisis response, leadership, credit and risk management to the Board.

Donald R. Chase was appointed to our Board and the Board of Merchants Bank in 2015.  Mr. Chase was Chairman of the Board of NUVO Bank and Trust Company in Springfield, Massachusetts.  He also served as President and Chief Executive Officer, Vice Chairman, and Director of Westbank Corporation and its wholly-owned subsidiary, Westbank.  Mr. Chase is the owner of Central New England Ag Services, Inc. in West Halifax, Vermont, Chase Ranch LLC, in Midland, South Dakota, and Chase Enterprises Corporation in Northampton, Massachusetts.  Mr. Chase is Chairman of the Board of Trustees for the Eastern States Exposition in West Springfield, Massachusetts, and also serves on the Board of Public Safety for the City of West Springfield, Massachusetts.  Mr. Chase brings a finance background, business and management experience, industry knowledge, leadership experience and credit knowledge to the Board.

Karen J. Danaher was elected to our Board of Directors in 2010 and has served as a Director of Merchants Bank since 2008. She is a partner in Danaher Attig & Plante PLC, a public accounting firm located in South Burlington, Vermont. Ms. Danaher is a certified public accountant and brings accounting and finance experience, business management experience, industry knowledge, customer-based experience, crisis and risk management experience and leadership experience to the Board.

Jeffrey L. Davis has served as a member of our Board and the Board of Merchants Bank since 1993, and has served as Chairman of our Board of Directors since February 2015. He is President of J.L. Davis, Inc., a construction and development firm, President of The Champlain Valley Exposition and President of Taft Corners Associates, a development firm. He is also a trustee emeritus of the University of Vermont in Burlington, Vermont, and a former president of the Vermont Special Olympics. Mr. Davis brings business and management experience, industry knowledge, customer-based experience, knowledge of credit, crisis and risk management experience, leadership experience and strategic planning experience to the Board.

Geoffrey R. Hesslink was appointed to our Board in 2016 and the Board of Merchants Bank in 2015.  He serves as President, Chief Executive Officer and Director of Merchants and Merchants Bank. Mr. Hesslink joined Merchants Bank in 1995 as Vice President and Commercial Banker working on business development and problem loan resolution.  Mr. Hesslink was promoted to Senior Vice President and Senior Lender, managing Commercial Banking, Problem Loan Resolution, Government Banking and Mortgage Banking in 2006.  He was promoted to Chief Operating Officer in 2013, to President and Chief Executive Officer of Merchants Bank in 2015 and was appointed to his current role as President and Chief Executive Officer of Merchants effective January 1, 2016.  He serves on the board of the Greater Burlington Industrial Corporation and is a member of the Vermont Business Roundtable. Mr. Hesslink brings experience in business management, finance and accounting, industry knowledge, customer service, crisis response, leadership, strategic planning, credit and risk management to the Board.

Michael G. Furlong has served as a member of our Board and the Board of Merchants Bank since 1991. Mr. Furlong has served as Chairman of Merchants Bank's Board of Directors since 2001. He is a member of the Burlington, Vermont law firm of Sheehey Furlong & Behm P.C., and is a former President of the Chittenden County Bar Association. He is a director of Lake Champlain Transportation Company, an emeritus director of Wake Robin Corporation and has served on the boards of several Vermont nonprofit organizations. Mr. Furlong brings experience in business management, customer service, crisis response, leadership, credit and risk management to the Board.

Joseph F. Larkin was appointed to our Board and the Board of Merchants Bank in 2016.  He has been Vice President of Larkin Realty since 2010.  From 2007 to 2010, he was Vice President of Credit Research at Dwight Asset Management, a Fixed Income Asset Manager.  Mr. Larkin currently serves as the Chairman of the Advisory Board at Rice Memorial High School.  He was a 2nd Lieutenant in the United States Air Force.  Mr. Larkin brings credit and risk management experience, industry knowledge, accounting and finance experience, customer based experience, strategic planning experience and leadership to the Board.

Lorilee A. Lawton has been a member of our Board since 2003 and has served as a Director of Merchants Bank since 1995. Ms. Lawton is the owner and President of Firetech Sprinkler Corporation, a contractor specializing in the design, fabrication and installation of fire sprinkler systems, located in Colchester, Vermont. Ms. Lawton brings experience in business management, finance and accounting, customer service, crisis response, leadership, strategic planning and risk management to the Board.

Michael R. Tuttle has served as a member of our Board since 2007 and the Board of Merchants Bank since 2006.  He is the former President and Chief Executive Officer of Merchants (2007-2015) and Merchants Bank (2006-2014).  Mr. Tuttle also serves on the board of the Federal Home Loan Bank of Boston and is a member of the Vermont Economic Development Authority.  He is a former Director of Vermont Banker’s Association, Vermont Business Roundtable, Flynn Center for the Performing Arts and Fairpoint Communications, Inc.  Mr. Tuttle brings experience in business management, finance and accounting, industry knowledge, customer service, crisis response, leadership, strategic planning, credit and risk management to the Board.

Committees of the Boards of Directors

Our Board of Directors has designated the following committees: Audit Committee, Compensation Committee, and Nominating and Governance Committee. There have been no material changes to the procedures by which our stockholders may recommend nominees to the Board since those procedures were last disclosed in our 2016 Proxy Statement under the title “Nominating and Governance Committee.”

Audit Committee

The Audit Committee currently consists of four members: Donald R. Chase, Karen J. Danaher (Chair), Jeffrey L. Davis and Lorilee A. Lawton. Each member of the Audit Committee is independent under the Nasdaq Listing Rules. Our Board of Directors has determined that Ms. Danaher qualifies as an “audit committee financial expert” as defined by the SEC rules.

Code of Business Conduct and Ethics Policy

We have adopted a Code of Business Conduct and Ethics Policy (“Code”) for all employees and directors. Part of the Code includes additional rules for the Chief Executive Officer, Chief Financial Officer and other senior financial officers. This Code is available on our website at www.mbvt.com, under “Investor Relations” and any waivers under it will also be available on our website. We have a confidential telephone and Internet hotline system for anonymous reporting of complaints and concerns regarding financial reporting. This system may be accessed by telephone at 1-866-850-1442 or via the Internet at www.ethicspoint.com.

Executive Officers

The names, ages and positions of our current executive officers are listed below.

Name	Age	Positions
Geoffrey R. Hesslink	52	President and Chief Executive Officer, Merchants and Merchants Bank
Marie A. Thresher	50	Executive Vice President and Chief Operating Officer, Merchants Bank
Richard M. Donovan	52	Interim PFO, PAO and Treasurer, Merchants and Merchants Bank
Laura M. Abbott	52	Senior Vice President and Senior Credit Officer, Merchants Bank
Bruce A. Bernier	48	Senior Vice President and Senior Lender, Merchants Bank
Anita L. Bourgeois	45	Senior Vice President and Senior Director, Deposit Growth and Profitability, Merchants Bank
Michael J. Cataldo	66	Senior Vice President and Director of Operations, Merchants Bank
Jacqueline S. Dragon	53	Senior Vice President and Director of Human Resources, Merchants Bank
Jonathan D. Watson	37	Senior Vice President and Chief Risk Officer, Merchants Bank

Mr. Hesslink serves as President, Chief Executive Officer and Director of Merchants and Merchants Bank. Mr. Hesslink joined Merchants Bank in 1995 as Vice President and Commercial Banker working on business development and problem loan resolution.  Mr. Hesslink was promoted to Senior Vice President and Senior Lender, managing Commercial Banking, Problem Loan Resolution, Government Banking and Mortgage Banking in 2006.  He was promoted to Chief Operating Officer in 2013, to President and Chief Executive Officer of Merchants Bank in 2015 and was appointed to his current role as President and Chief Executive Officer of Merchants effective January 1, 2016.  He serves on the board of the Greater Burlington Industrial Corporation and is a member of the Vermont Business Roundtable. Mr. Hesslink graduated cum laude, with a bachelor’s degree in business administration-finance from the University of Vermont in 1987 and completed a management training program at Manufacturers Hanover Trust Company in 1989.

Ms. Thresher joined the Company in December 2013 and serves as the Chief Operating Officer, responsible for operations, information technology, human resources, risk management and marketing. Prior to this role Ms. Thresher served as Senior Vice President and Chief Risk Officer. Ms. Thresher brings 25 years of experience in financial services and risk management at regional and national financial institutions. Prior to joining Merchants Bank, she was the Senior Vice President and Chief Auditor for People’s United Bank (acquired Chittenden Corporation). She began her banking career at Fleet Financial Group (now Bank of America) holding various positions, including Vice President of Retail Delivery and Consumer/Small Business Lending, Audit in 1999. Ms. Thresher holds a Bachelor of Science degree in Finance from Central Connecticut University. She serves on the board of directors of Vermont CARES.

Mr. Donovan is the Interim Principal Financial Officer, Interim Principal Accounting Officer and Interim Treasurer of Merchants Bank and Merchants Bancshares. Mr. Donovan joined the Company in September 2016 as its Interim Controller.  Mr. Donovan has more than 25 years of accounting experience including 12 years in public accounting as a practicing CPA.  From February 2007 to December 2014, Mr. Donovan was the Vice President of accounting and Human Resources at Wave Systems Corp. Mr. Donovan attended Siena College where he earned a BBA in Accounting.

Ms. Abbott has served as Senior Credit Officer since December 2012 and was appointed to her current role as Senior Vice President and Senior Credit Officer in January 2015. Ms. Abbott previously served as Vice President and Credit Operations and Loan Compliance Officer from 2001 through 2012 and has been with Merchants Bank for over 25 years. Ms. Abbott holds a Bachelor of Science degree in Business from the University of Vermont.

Mr. Bernier is Senior Lender and Senior Vice President of Merchants Bank. Mr. Bernier joined Merchants Bank in 2007 as a Corporate Banking Officer, and was promoted to the position of Northern Regional Manager Commercial Banking in 2011. Mr. Bernier has over 20 years in commercial banking experience with local banking institutions and holds a Bachelor of Science degree in business administration with a concentration in accounting from University of Maine at Orono. Mr. Bernier was appointed to his current role as Senior Lender effective January 1, 2015.

Ms. Bourgeois was appointed Senior Vice President and Senior Director, Deposit Growth and Profitability of Merchants Bank in May 2016. Ms. Bourgeois joined the Company in 2008 as the Manager of Government Banking.  In 2010, she assumed responsibility for the Cash Management Sales group and in 2015 became accountable for the marketing division.  Ms. Bourgeois has over 20 years in banking experience with local banking institutions.

Mr. Cataldo was appointed Senior Vice President, Director of Operations in June 2015.   Mr. Cataldo came to Merchants with over 30 years’ experience in the financial services industry, specializing in Bank Operations. Prior to joining Merchants Bank, Mr. Cataldo worked for Webster Bank where he was responsible for operating and managing back office operations for the $17 billion bank. He attended Sacred Heart University and is a graduate of Penn State’s executive management program.

Ms. Dragon has served as Senior Vice President and Director of Human Resources since June 2013. She has over 25 years of human resources management and organizational development experience. Prior to joining Merchants Bank, she operated her own independent consulting business.  Ms. Dragon holds a Master of Science degree from Springfield College and currently serves on the Board of Technology for Tomorrow.

Mr. Watson was appointed Senior Vice President and Chief Risk Officer in March 2015. Mr. Watson has over 12 years of internal audit and risk advisory services experience at regional financial institutions. Prior to joining Merchants Bank as Vice President, Audit Director in September 2014, he worked at People’s United Bank (acquired Chittenden Corporation) for 10 years.  Mr. Watson holds a Bachelor of Science degree in Business Administration from the University of Vermont. He serves on the board of directors of ANEW Place.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers, directors, and 10% stockholders to file reports of ownership (Form 3) and changes of ownership (Forms 4 and 5) with respect to our common stock with the SEC. Executive officers, directors and 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such reports furnished to us with respect to 2016, all Section 16(a) filing requirements applicable to our executive officers and directors during 2016 were met, other than Mr. Tuttle and Mr. Hesslink, who each filed one late Form 4, and Mr. Donovan, Mr. Ripley Jr. and Ms. Bourgeois, who each filed one late Form 3.

ITEM 11 – EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors, which is comprised entirely of independent directors, oversees our executive compensation program and approves all compensation for our executive officers other than the Chief Executive Officer and reviews and recommends Chief Executive Officer compensation for approval by our Board. The term “Named Executive Officers” (“NEOs”) refers to those individuals who served as our Chief Executive Officer, our Chief Financial Officer and our next three highest paid executive officers in 2016.

In January 2016, Thomas J. Meshako resigned as Chief Financial Officer and Treasurer of Merchants and Merchants Bank. Eric A. Segal served as Interim Principal Financial Officer, Interim Principal Accounting Officer and Interim Treasurer of Merchants and Merchants Bank from January 2016 until December 2016. Effective December 19, 2016, Richard M. Donovan was appointed as the Interim Principal Financial Officer, Interim Principal Accounting Officer and Interim Treasurer of Merchants and Merchants Bank.

This Compensation Discussion and Analysis describes our executive compensation program for 2016, and certain elements of the 2017 executive compensation program. In particular, this section explains how the Compensation Committee made decisions related to compensation for our executives, including our NEOs, during 2016.

Executive Summary

Performance Summary

Key performance highlights for 2016 are as follows:

•	Completion of Chief Executive Officer succession, with the promotion of Mr. Hesslink to President and Chief Executive Officer of Merchants in 2016.
•	Other key senior management appointments in 2016 further strengthened the leadership team, contributing to successful 2016 results.
•	Return on average equity was 9.61% for 2016 compared to 9.69% in 2015.
•	Continued strong asset quality.
•	Continued commitment to drive value for our stockholders – we declared our 81th consecutive quarterly dividend in January 2017 and our 45th consecutive quarter at the existing level of $0.28.

These accomplishments are significant given the slow economic recovery and the low interest rate environment throughout 2016.

Creation of Stockholder Value

We prioritize building stockholder value. Dividends paid per share during each of the past eleven years totaled $1.12 per share, and we have maintained a quarterly cash dividend since 1997.

Effect of 2016 Advisory Vote on NEO Compensation

We provide our stockholders with the opportunity to cast an annual advisory vote on executive compensation (“say-on-pay”). At our 2016 Annual Meeting of Stockholders, 94% of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. The Compensation Committee believes this affirms stockholders’ support of our approach to executive compensation, and therefore did not significantly change its approach in 2016. The Compensation Committee will continue to consider the outcome of our say-on-pay vote, regulatory changes and emerging best practices when making future recommendations regarding compensation for the NEOs.

2016 Compensation Highlights

We develop our programs to attract, motivate and retain the talent necessary to help us achieve our objectives. Ultimately our compensation programs are designed to achieve overarching goals that motivate and reward performance, ensure sound risk management, and deliver long-term value to our stockholders. To achieve these objectives, the Compensation Committee regularly reviews and modifies our compensation and incentive programs to ensure they align with these core objectives. We assess our program from the perspective of our stockholders and regulators, considering best practices and making improvements as appropriate.

Highlights of Compensation Program and 2016 Results:

•

NEOs received base salary increases in 2016 ranging between 21% and 45%. These increases were made to recognize various promotions among the executive team as well as market adjustments in order to align base salaries closer to market in light of executives’ experience, performance and contributions.

•

For 2016 performance, our NEOs received annual cash incentives at the target level. The Compensation Committee at their discretion approved incentive awards valued at the target level for NEOs that was paid in December 2016. The Committee recognized that senior management had contributed significantly to the Bank’s results by improving adjusted earnings (non-GAAP) as well as contributing to the Bank’s overall performance in 2016.

•

In May 2016, the Compensation Committee recommended and the Board approved restricted stock grants for our NEOs with values ranging from 20% to 30% of base salary. These grants typically vest three years after the grant date.  Executives are required to hold 40% or, in the case of the Chief Executive Officer, 60% of the after-tax value of the restricted stock until, at least, the date that the executive’s employment with the company terminates.  Due to the pending merger, and in order to mitigate potential excise taxes triggered by the merger, Merchants accelerated the vesting date for these grants of restricted stock held by select executives, subject to repayment of any after-tax proceeds if the executive’s employment terminates prior to the merger.

Our Executive Compensation Program

The Compensation Committee strives to ensure our executive compensation program reflects evolving executive compensation best practices while ensuring it attracts, motivates and retains the talent that will help us achieve our objectives. Ultimately, our compensation programs are designed to (1) ensure sound risk management, (2) motivate and reward performance, and (3) deliver long-term value to our stockholders. Our programs provide a balanced and risk appropriate view of performance across our short and long-term incentive plans and provide a significant portion of executive compensation in performance-based pay.

The Executive Annual Incentive Plan was implemented in 2009 and continues to appropriately reward and motivate our executives while incorporating various risk-mitigating features:

•	plan activation is tied to achievement of an established net income target and acceptable ratings on internal and regulatory agency audits;
•	target incentive opportunities for executives are aligned with market;
•	various risk mitigation features are used, including balanced financial performance metrics and appropriate maximum caps on incentive earnings; and

•

a comparable index of banks (commercial banks located in the Northeast with assets ranging between approximately $1.1 billion to $4.5 billion) has been established that will be used to measure our relative performance to peers in regards to ROAE.

Our long-term incentive plan strategy and equity grant allocation guidelines for key executives continues to be based upon their role and our desired total compensation philosophy. The objectives of our long-term incentive plan are to:

•	create strong alignment with stockholder interests;
•	enable us to retain and motivate key executive officers who will contribute to our long-term growth and profitability;
•	ensure awards are properly focused on long-term performance and do not encourage inappropriate risk taking; and
•	enhance equity retention and ownership throughout the executive team (through holding requirements for Chief Executive Officer and key executives).

Compensation Philosophy

Our compensation program and philosophy for executive officers was developed by the Compensation Committee and approved by our Board of Directors. The objectives of our executive compensation program are to:

•	attract, motivate and retain highly qualified and dedicated executive officers with competitive levels of compensation aligned with banks of similar size and complexity in our region;
•	reward above-average corporate performance and recognize individual initiative and achievements;
•	integrate pay with our strategic annual and long-term performance goals;
•	align executive officers’ incentive with the promotion of stockholder value; and
•	provide a balanced approach that helps mitigate the influence of any one element of compensation which might be considered to drive excessive risk taking.

To meet our executive compensation objectives, our program is designed to provide the following:

•

competitive base salaries that are targeted at the market median (50th percentile), while allowing the flexibility to recognize each executive’s individual role, responsibilities, experience and performance;

•

a short-term cash incentive program which focuses our executives on critical annual goals and objectives aligned with our strategic plan. Target incentive opportunities (as a percent of base salary) are structured to be competitive with the market median with the ability to pay above market for superior performance;

•

long-term incentives, delivered in restricted stock, that align our executives’ interests with those of stockholders, reward stock price appreciation and provide a means for retaining our top performers; and

•	benefits that are, by design, conservatively competitive. While they do not comprise a major part of our total compensation program, they allow us to attract and retain key executives.

Executive Compensation Mix

In summary, we strive to provide a total compensation program that is competitive, performance oriented, stockholder aligned, balanced, and reflects sound risk management practices. We have historically set specific performance goals that align with our strategy and support our annual plans, but also recognize the need to be responsive and flexible in today’s challenging environment. We believe this approach also helps to ensure our program does not motivate our executives to take undue risks.

Our Principles of Governance, which are approved by our Board of Directors, require compensation for the Chief Executive Officer to be linked to the achievement of strategic goals that improve our long-term performance. Accordingly, a meaningful portion of the Chief Executive Officer’s compensation depends upon the Bank’s performance.

The Compensation Committee will continue to review, evaluate, and revise the compensation philosophy as appropriate to meet its desired objectives and adhere to emerging regulations.

Role of the Compensation Consultant

The Compensation Committee has the sole authority to retain and terminate a compensation consultant and to approve the consultant’s fees and all other terms of the engagement. The Compensation Committee has direct access to outside advisors and consultants throughout the year as they relate to executive compensation. The Compensation Committee has direct access to and meets periodically with the compensation consultant independently of management.

In 2016, the Compensation Committee retained the services of Pearl Meyer, an independent outside consulting firm specializing in executive and board compensation, to assist the Committee. Pearl Meyer reports directly to the Compensation Committee and carries out its responsibilities to the Compensation Committee in coordination with both the Chief Executive Officer and the Human Resources Director. Services include conducting benchmarking studies, establishing compensation guidelines, designing incentive programs, assisting with the proxy disclosure and providing insight on emerging regulations and best practices.

The Compensation Committee regularly reviews the services provided by its outside consultants and believes that Pearl Meyer is independent in providing executive compensation consulting services. The Committee conducted a specific review of its relationship with Pearl Meyer in 2016, and determined that Pearl Meyer’s work for the Committee did not raise any conflicts of interest. In making this determination, the Compensation Committee noted that during 2016:

•	Pearl Meyer did not provide any services to the Company or our management other than services to the Compensation Committee and its services were limited to executive compensation consulting;
•	fees paid by the Company were less than 1% of Pearl Meyer’s total revenue for 2016;
•	Pearl Meyer maintains a Conflicts Policy which details specific policies and procedures designed to ensure independence;
•	none of the Pearl Meyer consultants had any business or personal relationship with Committee members;
•	none of the Pearl Meyer consultants had any business or personal relationship with executive officers of the Company; and
•	none of the Pearl Meyer consultants directly own our stock.

The Compensation Committee continues to monitor the independence of Pearl Meyer and its other compensation advisers on a periodic basis.

Role of Management

Although the Compensation Committee makes independent recommendations to the Board of Directors on all matters related to compensation of the NEOs, certain members of management are requested to attend and provide input to the Compensation Committee throughout the year.  Input may be sought from the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer (or equivalent), Human Resources Director, Chief Risk Officer and others as needed to ensure the Compensation Committee has the information and perspective it needs to carry out its duties.

The Compensation Committee meets with the Chief Executive Officer for input regarding his performance and compensation package, but ultimately decisions regarding his package are made based upon the Compensation Committee’s deliberations, as recommended and reported to the Board, as well as input from the compensation consultant, as requested. The Compensation Committee considers recommendations from the Chief Executive Officer, as well as input from the compensation consultant as requested, to make compensation package decisions for other executives.

Inputs to Committee Decision Making

Performance Evaluation

The Compensation Committee evaluates the performance of the Chief Executive Officer annually in the following four categories:

1.	Development of specific strategic plan objectives;
2.	Operational impact on company morale, customer satisfaction, public image, company efficiency and flexibility, and research and development of leading edge products, services and technologies;
3.	Management style and effectiveness in relation to customers, stockholders, employees, executive officers, board and committee members, and the media and community; and
4.	Effectiveness of leadership in:
a.	developing appropriate strategies and gaining support from our Board of Directors and its committees to achieve these strategies;
b.	setting the “tone at the top” for ethics, customer relations, reputation and ensuing results; fostering an environment for leadership development at all levels within the company; and
c.	working collaboratively with our Board of Directors and committees and communicating information in a timely manner to ensure full and informed consent regarding matters of governance.

The Chief Executive Officer evaluates the performance of our other executive officers annually. Each executive officer’s annual performance review serves as the basis for adjustments to his or her base salary. Individual performance evaluations are tied closely to achievement of short and long-term goals and objectives, individual initiative, team-building skills, level of responsibility and above average corporate performance.

The Chief Executive Officer makes annual recommendations to the Compensation Committee for changes to executive officer salaries (other than his own) for the following year. These recommendations are based on individual performance within their respective areas of expertise, the Chief Executive Officer’s assessment of their contributions to our earnings and growth during the year, as well as their management style and effectiveness in relation to our customers, stockholders, employees, fellow executive officers, board and committee members and the community. The Compensation Committee reviews these recommendations and makes its final decisions regarding compensation for executive officers. Decisions regarding compensation for the Chief Executive Officer are approved by our Board of Directors based on recommendations from the Compensation Committee.

Benchmarking

The Compensation Committee typically engages Pearl Meyer to conduct a competitive review of our executive compensation program every two years. The last competitive analysis was completed in the Fall of 2015. A primary data source used in setting market-competitive guidelines for the executive officers is the information publicly disclosed by a peer group of other publicly traded banks and thrifts. Our peer group is developed by Pearl Meyer using objective parameters that reflect banks of similar asset size and region. When developing the peer group, Pearl Meyer includes financial institutions ranging from approximately one half to two times our asset size that are located in the New England and New York region of the United States (excluding Boston and the New York City metro area, as well as banks with unique business models). The peer group is also designed to position us at approximately the 50th percentile in regards to assets.

The following is the 2015 peer group used by the Compensation Committee to make decisions related to 2016 executive compensation.

Arrow Financial Corporation	First Bancorp, Inc.
Bar Harbor Bankshares, Inc.	First Connecticut Bancorp, Inc.
Camden National Corporation	Hingham Institution for Savings
Century Bancorp, Inc.	Lake Sunapee Bank Group
Chemung Financial Corporation	Meridian Bancorp, Inc.
Enterprise Bancorp, Inc.	SI Financial Group, Inc.
Evans Bancorp, Inc.	Washington Trust Bancorp, Inc.
Financial Institutions, Inc.	Western New England Bancorp, Inc.

In addition to the peer group data, Pearl Meyer used additional banking compensation surveys as part of the analysis focusing on banks similar to us in asset size and region.

Information from the competitive analysis is used by the consultant to provide market-competitive guidelines that support our total compensation philosophy. Guidelines for base salary, short and long-term incentive targets and estimated total direct compensation are provided with ranges for performance. This allows the Compensation Committee to see the potential pay, and range of pay, for each executive role. These guidelines provided a framework for consideration by the Compensation Committee in setting pay levels.

Risk Oversight of Compensation Programs

We believe that the compensation program is structured to be reasonably unlikely to present a material adverse risk to us based on the following factors:

•

as a community bank regulated by the FDIC and the Commissioner of the Vermont Department of Financial Regulation, among others, our main operating subsidiary, Merchants Bank, adheres to defined risk guidelines, practices and controls to ensure the safety and soundness of the organization;

•

our management and Board of Directors conduct regular reviews of our business to ensure we remain within appropriate regulatory guidelines and practices that are monitored and supplemented by our internal audit function, as well as our external auditors;

•

our incentive plan provides a maximum cap on payment and does not have highly leveraged payout curves and steep payout cliffs at specific performance levels that could encourage short-term actions to meet payout thresholds; and

•	our restricted stock grants are subject to clawbacks in the event of accounting restatement due to fraud or misconduct or in the event of material violations of our Code.

Components of Executive Compensation and 2016 Decisions

Our compensation program for all executive officers, including the Chief Executive Officer, consists of four key components, which are reviewed regularly by the Committee:

•	base salary;
•	annual incentive;
•	long-term incentive/equity; and
•	employment contracts/other benefits.

We offer no perquisites of any kind to any of our executive officers. Executive officers are not entitled to severance or change-in-control payments beyond those described in the “Employment Agreements” section on page 124 of this document.

The following section summarizes the role of each component, how decisions are made and the resulting 2016 decision process as it relates to the executive officers.

Base Salary

We believe the purpose of base salary is to provide competitive and fair base compensation that recognizes the executives’ role, responsibilities, experience and performance. Base salary represents fixed compensation that is targeted to be competitive with our peer group.

Typically, the Compensation Committee reviews and sets base pay for each executive in December of each year following the performance evaluation process. Competitive markets for similar roles are considered, as well as each individual’s experience, performance and contributions. Promotional pay increases are also considered by the Compensation Committee. In completion of the Chief Executive Officer succession, Mr. Hesslink was promoted to President and Chief Executive Officer of Merchants on January 1, 2016.

The Compensation Committee approved the following 2016 and 2017 base salary adjustments for the NEOs that were intended to recognize each executive’s contribution and performance and, if needed, bring salaries more in line with market.

The 2016 adjustments reflect the organizational changes discussed in the preceding paragraph. In determining 2016 pay adjustments, the Compensation Committee utilized the competitive pay analysis conducted by Pearl Meyer for the Chief Executive Officer and other key executive officers. The results for this study indicated that base pay levels for a number of the key officers, including the Chief Executive Officer, Chief Operating Officer, Senior Lender and Chief Risk Officer were at, or below the 50th percentile of the market. As a result, the Committee recommended that the Chief Executive Officer and other key officer base salaries be increased according to competitive market pay levels consistent with our compensation philosophy and to ensure the retention of these key senior executive positions considered integral to the continued success of the organization. The 2017 adjustments reflect modest increases to base compensation for all executives.

		January	January	Percent		January	Percent
		2015 Base	2016 Base	Increase in		2017 Base	Increase in
Name	Title	Salary	Salary	January 2016		Salary	January 2017
Geoffrey R. Hesslink	President and Chief Executive Officer, Merchants and Merchants Bank	$295,000	$427,000	44.75%	(1)(2)	$427,000	—%
Marie A. Thresher	Executive Vice President, Chief Operating Officer	$240,000	$290,000	20.83%	(2)	$305,000	5.17%
Richard M. Donovan	Interim Principal Financial Officer, Interim Principal Accounting Officer and Interim Treasurer of Merchants and Merchants Bank	$—	$—	—%		$225,000	—% (3)
Eric A. Segal	Interim Principal Financial Officer, Interim Principal Accounting Officer and Interim Treasurer of Merchants and Merchants Bank (resigned December 2016)	$—	$355,288	—%		$—	—%
Thomas J. Meshako	Senior Vice President, Chief Financial Officer and Treasurer (resigned January 2016)	$—	$220,000	—%		$—	—%
Bruce A. Bernier	Senior Vice President and Senior Lender, Merchants Bank	$—	$250,000	35.01%	(2)	$260,000	4.00%
Jonathan D. Watson	Senior Vice President and Chief Risk Officer	$—	$163,000	20.70%	(2)	$171,000	4.91%

(1)	This increase recognizes Mr. Hesslink’s promotion to President and Chief Executive Officer of Merchants.
(2)	This increase reflects a market adjustment in order to align base pay closer to the 50th percentile of peers based upon the executive pay study completed by Pearl Meyer in 2015.
(3)	Mr. Donovan was not eligible for a base salary adjustment.

Annual Incentive

The objective of our Executive Annual Incentive Plan is to motivate and reward key members of management, including the Chief Executive Officer, for achieving specific company performance goals and/or division/individual goals that support the strategic plan. Rewards under this Plan represent compensation that must be earned (and re-earned each year) based upon company and division/individual performance.

Our proposed performance goals for the incentive plan are based on budget projections and typically presented by the Chief Executive Officer to the Compensation Committee during the first quarter of the year. Once the Compensation Committee finalizes and approves the performance goals, the goals are presented to the full Board for final approval. The following details the framework of the 2016 Executive Annual Incentive Plan (the “2016 Plan”):

Incentive Opportunity: Each participant has a target award (expressed as a percentage of base salary during the fiscal year) and range that defines the incentive opportunity. The Chief Executive Officer’s target is 35% of base salary and the Chief Operating Officer’s target is 30% and all other executive officers’ target is 25% of base salary. Actual awards vary based on performance and range from 0% of target (not achieving minimal performance for a goal) to 150% of target for exceptional performance. These incentive plan levels and ranges have not changed since the plan was implemented in 2009.

Performance Measures: The 2016 performance measures were aligned with our strategy and business plan. The 2016 Plan was approved by the Compensation Committee on February 17, 2016. In order for the 2016 Plan to activate, the Company was required to achieve a net income target of $16.5 million in 2016 and maintain acceptable ratings on internal and regulatory agency audits. The awards for Mr. Hesslink, Mr. Meshako, Ms. Thresher and Mr. Watson were based upon achieving targets with respect to our return on assets, return on equity relative to a peer group index, efficiency ratio, Tier 1 Leverage Ratio, and net interest income on a fully taxable equivalent basis, or “FTE”(1). The award for Mr. Bernier was based upon one to three company goals as well as two divisional and/or individual performance goals. Minimum (threshold) and maximum (stretch) levels of performance were defined for the 2016 Plan and are summarized in the table below. Mr. Donovan and Mr. Segal were not eligible for participation in the 2016 Plan. No awards are paid for performance below threshold (minimum) for a particular performance measure. Actual payouts for each goal are based upon final performance between threshold and stretch levels. Actual payouts for each performance goal are pro-rated for any level of performance between threshold and stretch using interpolation to reward incremental improvement.

The Compensation Committee has the discretion to adjust any payouts to reflect the business environment and market conditions.

(1)	Net interest on a fully taxable equivalent basis includes tax benefit from certain tax exempt loans. Refer to page 35 for additional information.

The 2016 performance measures for Mr. Hesslink, Ms. Thresher and Mr. Watson were as follows:

		Threshold				Stretch
		(Minimum) Goal		Target Goal		(Maximum) Goal
		Funds 40%		Funds 100%		Funds 150%
Performance Measure	Weighting	of target award		of target award		of target award
ROAA	20%	0.83%		0.86%		0.89%
ROAE – Relative to Peer Group Performance	20%	70th	percentile	80th	percentile	90th	percentile
Efficiency Ratio	20%	61.62%		60.12%		59.37%
Net Interest Income (FTE)	20%	$59,080		$61,443		$63,901
Tier 1 Leverage Ratio	20%	8.57%		8.59%		8.62%

The 2016 performance measures for Mr. Bernier were as follows:

		Threshold				Stretch
		(Minimum) Goal		Target Goal		(Maximum) Goal
		Funds 40%		Funds 100%		Funds 150%
Performance Measure	Weighting	of target award		of target award		of target award
ROAA	20%	0.83%		0.86%		0.89%
ROAE – Relative to Peer Group Performance	20%	70th	percentile	80th	percentile	90th	percentile
Net Interest Income (FTE)	20%	$59,080		$61,433		$63,901
Gross Loans at 12/31/2016 ($ in thousands)	20%	$1,280		$1,304		$1,325
2016 Gross Loan Production ($ in thousands)	20%	$80		$110		$130

At the end of the calendar year, the Compensation Committee assesses performance relative to each of the performance measures and determines the awards based upon the attainment of each goal. The Compensation Committee retains the discretion to recommend to the Board modification of executives’ incentive payouts based on significant individual performance or company performance shortfalls. Our Board of Directors has the discretion to determine the amount and manner of executive incentive payments and to make adjustments.

2016 Performance Results

Merchants’ 2016 net income was $14.88 million. The net income target for 2016 did not take into account adjustments for one-time expenses for the pending merger. In connection with the pending merger, the Compensation Committee at their discretion approved a fixed calculation and a timing change for the 2016 Plan payouts. Overall, target level payments were awarded under the 2016 plan for all participants, and awards were made in December 2016. The Committee recognized in a discretionary decision that senior management has contributed significantly to improving adjusted earnings (non-GAAP) as well as contributing to the Bank’s performance in 2016.

2017 Plan Design

In connection with the pending merger with Community, the Compensation Committee approved deferral of the formulation of the Executive Annual Incentive Plan (the “2017 Plan”) which historically has been based on five annual performance metrics.  Should the merger be cancelled, the Company will develop these incentive plans and present them to the Compensation Committee for approval.

Long-Term Compensation

We award long-term incentives in the form of restricted stock grants to our executive officers, although an annual stock grant is not guaranteed. These awards are consistent with our pay-for-performance principles and align the interests of our executive officers with the interests of our stockholders while creating a powerful retention feature for our top executives. The Compensation Committee reviews and approves the amount of each award to be granted to each executive officer and makes a recommendation for approval by our Board of Directors for the Chief Executive Officer. In making these determinations, the Compensation Committee takes a holistic approach including considerations such as performance relative to our strategic and financial objectives, the previous year’s individual performance of each executive officer and the market pay level for the executive officer. These grants are subject to clawbacks in the event of accounting restatement due to fraud or misconduct or in the event of material violation of our Code. These awards typically are granted in May of each year and vest after three years.  In light of the pending merger, the restricted stock awards to be granted in May 2017, based upon 2016 performance, were awarded in January 2017 to those officers whose employment is expected to terminate in connection with the merger, as an added retention incentive for such employees.

Stock Ownership Guidelines

The Compensation Committee believes that Merchants’ executive officers should maintain a material personal financial stake in the company to promote a long-term perspective in managing the company and to align stockholder and executive interests. Therefore, executive officers are required to retain a percentage of their after tax full value stock until termination or retirement. The table below summarizes these holding requirements.

Holding Requirement
Role	(after tax, full value shares)
Chief Executive Officer	60%
Key Executives	40%

If an executive experiences personal economic hardship, the Compensation Committee will have the authority to decide whether the holding requirements will be waived for that particular award or if the executive will be allowed to sell more stock than the holding requirements permit.

Employment Agreements

Beginning as a practice in January 2011, each of our executive officers enters into employment agreements with us. Our executives entered into new employment agreements effective as of January 1, 2015. These agreements contain standard terms and conditions customarily found in employment agreements for comparable executives. If an executive officer is terminated without “cause” (as defined in such agreements) or the executive officer resigns for “good reason” (as defined in such agreements), we agree to pay, over 12 months, that executive officer’s salary for one year from the date of termination. For a termination without cause or with “Good Reason” not in connection with a change in control we agree to pay a prorated bonus if the termination occurs after March 31 and the executive shall also be entitled to receive health continuation for 12 months at our expense. In return, each executive has agreed to be subject to restrictive covenants (non-competition and non-solicitation) during the severance period. There are no tax “gross up” provisions in the employment agreements. We believe it is appropriate to provide a higher level of severance in exchange for restrictive covenants which protect the company. For a termination without cause or with “Good Reason” within 24 months following a change in control, each executive is entitled to a lump sum cash payment equal to 24 months of pay, 36 months for Mr. Hesslink, plus a prorated bonus if the termination occurs after March 31. The executive shall also be entitled to receive health continuation for 18 months at our expense. Mr. Meshako’s employment ended in January 2016 and he received a severance payment as described in the Summary Compensation Table on page 126.

In December 2016, Merchants entered into an employment agreement with Richard M. Donovan as interim Principal Accounting Officer, Interim Principal Financial Officer, and Interim Treasurer. The employment agreement provides that Mr. Donovan’s employment will automatically terminate upon the closing of the pending merger. If Mr. Donovan’s employment is terminated without cause prior to the closing of the pending merger, he shall receive the base salary he otherwise would have received had he remained employed until the earliest of (1) the end of the 90 day period following his termination date, (2) the closing of the merger, or (3) the date that Merchants determines to be the end of the merger process. Mr. Donovan could receive severance in the form of base salary continuation for up to 90 days as described in the Potential Payments upon Termination Table or Change in Control on page 128.

The agreements include certain covenants, including: (i) a covenant to maintain the confidentiality of the Company’s business, customer and related information during the course of the executive’s employment with the Company and at all times thereafter; (ii) a non-solicitation covenant to refrain from soliciting the Company’s employees, customers and suppliers to terminate their relationship with the Company; and (iii) a non-competition covenant to refrain from engaging in a competing business, which is defined as any financial institution that maintains an office within a 50 mile radius of the Company’s main office in South Burlington, Vermont. The non-solicitation and non-competition covenants apply during the course of the executive’s employment with the Company and throughout the period during which he or she is receiving severance benefits, except that the non-solicitation and non-competition covenants will not apply if the executive’s employment with the Company is terminated within two years after a change in control of the Company.

Other Benefits

Our executive officers are also eligible for other benefits available to all other employees on substantially the same terms, such as our 401(k) plan, and health, dental, life insurance and short- and long-term disability plans.

•

We match individual plan contributions for participating employees, including the executive officers, on a dollar-for-dollar basis, up to 3% of annual salary, and on a $0.50 per dollar basis up to the next 3% of annual salary up to annual IRS maximums.

Impact of Accounting and Tax on the Form of Compensation

The Compensation Committee and management consider the accounting and tax (individual and corporate) consequences of the compensation plans prior to making changes to the plans.

Section 162(m) of the Internal Revenue Code limits deduction of compensation paid to NEOs to $1,000,000 unless the compensation is “performance-based.” Based on current compensation levels, we do not believe the section 162(m) cap on compensation will be triggered for our Chief Executive Officer or other executive officers, but may consider this in future years.

Compensation Committee Report

The Compensation Committee reviewed and discussed the above Compensation Discussion and Analysis with our management. Based on the review and discussion, the Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the Compensation Committee

Jeffrey L. Davis, Chair

Raymond C. Pecor, III

Donald R. Chase

Karen J. Danaher

Executive Compensation

Summary Compensation Table

The following table sets forth a summary of compensation paid to each NEO during 2016, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and					Non-Equity
Principal				Stock	Incentive	All Other
Position	Year	Salary (1)	Bonus	Awards (2)	Plan Comp. (3)	Comp. (4)	Total
Geoffrey R. Hesslink,	2016	$424,972	$103,250	$88,502	$—	$11,925	$628,649
President and Chief Executive Officer,	2015	$303,103	$—	$51,760	$51,301	$26,031	$432,195
Merchants and Merchants Bank	2014	$229,545	$—	$44,015	$—	$20,469	$294,029
Marie A. Thresher,	2016	$289,733	$72,000	$48,000	$—	$11,925	$421,658
Executive Vice President and	2015	$246,242	$—	$40,506	$34,224	$12,135	$333,107
Chief Operating Officer	2014	$175,395	$2,500	$7,522	$—	$4,215	$189,632
Richard M. Donovan	2016	$4,327	$—	$—	$—	$—	$4,327
Interim Principal Financial Officer,
Principal Accounting Officer and Treasurer (5)
Eric A. Segal	2016	$355,288	$—	$—	$—	$—	$355,288
Interim Principal Financial Officer,
Principal Accounting Officer and Treasurer (5)
Thomas J. Meshako,	2016	$11,846	$—	$—	$—	$110,000	$121,846
Former Senior Vice President,	2015	$228,463	$25,000	$—	$—	$—	$253,463
Chief Financial Officer and Treasurer (5)	2014	$25,385	$—	$—	$—	$—	$25,385
Bruce A. Bernier	2016	$249,016	$46,250	$36,999	$—	$13,728	$345,993
Senior Vice President and
Senior Lender (5)
Jonathan D. Watson	2016	$162,579	$33,750	$27,012	$—	$12,221	$235,562
Senior Vice President and
Chief Risk Officer (5)

(1)	Reflects cash payments made in the calendar year and may include pay period carry-over from the prior year.
(2)

The amounts shown in this column represent the aggregate grant date fair value of the shares of restricted stock granted to the NEOs. Refer to note 15 to the consolidated financial statements for additional information.

(3)

The amounts shown in this column represent two cash awards made to the NEOs pursuant to our annual incentive plan. The annual incentive plan awards were made in March 2016 for 2015 performance. Additionally, in connection with the pending merger with Community, the Compensation Committee approved a timing change for payment of the annual 2016 Plan awards. Payouts were made in December 2016. Mr. Donovan and Mr. Segal were not eligible to participate in the annual incentive plan.

(4)

The amounts shown in this column reflect contributions made by us on behalf of the NEOs to the Merchants Bank 401(k) Plan: $11,925 for Mr. Hesslink, $11,925 for Ms. Thresher, $11,925 for Mr. Bernier, and $9,869 for Mr. Watson. Mr. Donovan and Mr. Segal were not eligible for contributions. A  combined time off cash out amount of $2,970 for Mr. Bernier and $2,351 for Mr. Watson were included. The amount of $110,000 for Mr. Meshako reflects his severance.

Grants of Plan-Based Awards

GRANTS OF PLAN-BASED AWARDS
					All Other Stock
		Estimated Future Payouts Under			Awards: Number of	Grant Date Fair
		Non-Equity Incentive Plan			Shares of Stock or	Value of Stock and
Name	Grant Date	Awards			Units (1)(2)	Option Awards
		Threshold	Target	Maximum
Geoffrey R. Hesslink	5/27/2016	$41,300	$103,250	$154,875	2,880	$88,502
Marie A. Thresher	5/27/2016	$28,800	$72,000	$108,000	1,562	$48,000
Richard M. Donovan (3)	5/27/2016	$—	$—	$—	—	$—
Eric A. Segal (3)	5/27/2016	$—	$—	$—	—	$—
Thomas J. Meshako (3)	5/27/2016	$—	$—	$—	—	$—
Bruce A. Bernier	5/27/2016	$18,500	$46,250	$69,375	1,204	$36,999
Jonathan D. Watson	5/27/2016	$13,500	$33,750	$50,625	879	$27,012

(1)

There are no specific Company or individual performance goals tied to equity grants. Awards are granted based on the Compensation Committee’s holistic assessment of performance (the Company and/or individual) for the prior year(s). The Committee will determine the equity components for each plan year on an annual basis (i.e. stock options only, mix of stock options and restricted stock etc.).

(2)

Reflects the number of shares of restricted stock granted by Merchants during 2016 pursuant to the Amended and Restated 2008 Stock Incentive Plan. The restricted stock grants made on May 27, 2016 to each of the executive officers vest on the third anniversary date of the grant, subject to acceleration upon consummation of the merger with Community.

(3)	Mr. Donovan, Mr. Segal and Mr. Meshako were not eligible for participation in the 2016 Plan.

Outstanding Equity Awards at Year-End 2016

The following table sets forth outstanding equity awards to our NEOs at December 31, 2016.

OUTSTANDING EQUITY AWARDS AT YEAR-END
	Stock Awards

			Number of	Market Value
			Shares or	of Shares or
			Units of Stock	Units of Stock
	Grant	Vesting	That Have	That Have
Name (1)	Date	Date	Not Vested	Not Vested
Geoffrey R. Hesslink	5/15/2014	5/15/2017	1,539	$83,414
	5/28/2015	5/28/2018	1,734	$93,983
	5/27/2016	5/27/2019	2,880	$156,096
Bruce A. Bernier	5/27/2016	5/27/2019	1,204	$65,257

(1)

Due to the pending merger and in order to mitigate potential excise taxes triggered by the merger, Merchants accelerated the vesting date for the stock awards granted in 2014, 2015 and 2016 for Ms. Thresher and Mr. Watson.

Options Exercises and Stock Vested 2016

The following table sets forth information with respect to the aggregate amount of options exercised and stock awards vesting during the last fiscal year and the value realized thereon.

OPTIONS EXERCISED AND STOCK VESTED
	Stock Awards (1)
	Number of Shares
	Acquired on	Value Realized on
Name	Vesting	Vesting
Geoffrey R. Hesslink	1,219	$34,997
Marie A. Thresher	3,182	$91,355
Jonathan D. Watson	879	$25,236

(1)	Value is based on the number of shares that vested on May 16, 2016 multiplied by the market price per share on the vest date, which was $28.71.

Retirement Benefits

Prior to January 1995, we maintained a noncontributory defined benefit plan covering all eligible employees. During 1995, this plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or increases in compensation will be taken into account in determining the benefit. Due to the frozen status of the plan, no further years of service will accrue. None of the current NEOs were participants of the noncontributory defined benefit plan.

Potential Payments upon Termination or Change in Control

The following table summarizes payments and benefits that would be payable to each of the NEOs pursuant to each individual’s employment agreement in the event of his or her termination of employment, including termination following or upon the occurrence of a change in control. The amounts shown in the table below assume that the effective date of the NEO’s termination of employment was December 31, 2016. The closing market price of our common stock on December 31, 2016 was $54.20.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
	Discharge without
	cause or Resignation	Change in
Form of Compensation	with Good Reason (1)	Control (2)
Geoffrey R. Hesslink
Cash Severance (3)	$427,000	$1,384,250
Value of accelerated vesting of equity awards	$—	$333,493
Estimated value of benefits continuation	$23,148	$34,721
Total	$450,148	$1,752,464
Marie A. Thresher
Cash Severance	$305,000	$682,000
Value of accelerated vesting of equity awards (4)	$—	$123,468
Estimated value of benefits continuation	$—	$—
Total	$305,000	$805,468
Richard M. Donovan (5)
Cash Severance	$55,479	$—
Value of accelerated vesting of equity awards	$—	$—
Estimated value of benefits continuation	$—	$—
Total	$55,479	$—
Bruce A. Bernier
Cash Severance	$260,000	$566,250
Value of accelerated vesting of equity awards (4)	$—	$65,257
Estimated value of benefits continuation	$21,444	$32,166
Total	$281,444	$663,673
Jonathan Watson
Cash Severance	$171,000	$375,750
Value of accelerated vesting of equity awards (4)	$—	$20,162
Estimated value of benefits continuation	$21,444	$32,166
Total	$192,444	$428,078

(1)

For a termination without cause or with “Good Reason” not in connection with a change in control severance benefits equal to one times base salary plus a prorated bonus if the termination occurs after March 31 are payable in substantially equal installments over 12 months for all executive officers. The executive shall also be entitled to receive health continuation for 12 months at our expense.  The agreements require the executives to furnish a written release of claims prior to payment of severance benefits. Under the agreements, “Cause” means, among other things, illegal acts, gross misconduct or the executive’s failure to perform in any material respect his or her obligations under the agreement; and “Good Reason” means, among other things, a material diminution of responsibility or salary; a change in location of more than 50 miles from the executive’s current location; or the inability of the Company to perform its obligations under the agreement.

(2)

Except if termination occurs after a change in control, the total amount of the benefit is subject to reduction under Sections 280G and 4999 of the Internal Revenue Code to the extent necessary to avoid the payment of “excess parachute payments” subject to excise tax. For a termination without cause or with “Good Reason” within 24 months following a change in control, each executive is entitled to lump sum cash payment equal to 24 months of pay, and 36 months for Mr. Hesslink, plus a prorated bonus if the termination occurs after March 31.  The executive shall also be entitled to receive health continuation for 18 months at our expense.

(3)	Effective January 1, 2016, Mr. Hesslink was promoted to President and Chief Executive Officer of Merchants. The cash severance payments listed above reflect his new base salary.
(4)

Under the Company’s long-term equity incentive plan, upon a change in control of the Company, all outstanding stock options become exercisable and all unvested restricted stock awards subject to time-based vesting conditions vest fully. The amount shown in the table reflects the value of accelerated vesting of unvested restricted stock awards valued at $54.20 per share (the closing price of the Company’s common stock on December 31, 2016, as reported on Nasdaq). All outstanding options are currently vested and exercisable.

(5)

Effective December 19, 2016 Mr.Donovan entered into an employment agreement with Merchants. The amounts shown in the table reflect the payment he would receive if terminated without cause prior to the closing of the pending merger.

Compensation of Directors

Only non-employee members of our Board of Directors received fees with respect to their services on our Board of Directors in 2016. The following table reflects the fee schedule for our Board of Directors for 2016:

	Chairperson	Member	Fee per Meeting	Fee per Meeting
	Retainer	Retainer	(in person)	(via telephone)
Board of Directors	$5,000	$10,000	$500	$250
Audit Committee	$7,000	$—	$700	$250
Compensation Committee	$5,000	$—	$600	$250
Nominating and Governance Committee	$3,000	$—	$500	$250

The following table reflects the fee schedule for Merchants Bank’s Board of Directors for 2016:

	Chairperson	Member	Fee per Meeting	Fee per Meeting
	Retainer	Retainer	(in person)	(via telephone)
Board of Directors	$5,000	$10,000	$800	$250
Audit Committee	$—	$—	$—	$—
Compensation Committee	$—	$—	$—	$—
Directors' Loan Committee	$2,000	$—	$250	$125
Nominating and Governance Committee	$—	$—	$—	$—
Other Committees	$1,000	$—	$250	$250
Committee meeting on the same day as a Board meeting	$—	$—	$125	$125

Although our Audit Committee, Nominating and Governance Committee, and Compensation Committee also act as Merchants Bank-level committees, the committee chairperson and members are paid at the holding company level only. All retainers and chairperson fees are paid in quarterly installments.

In 2008, our Board of Directors and stockholders voted to adopt the 2008 Compensation Plan for Non-Employee Directors and Trustees. This plan permits non-employee directors to defer receipt of their annual retainer and meeting fees by receiving those fees at a later date in the form of our common stock. If a participating director elects to have all or a specified percentage of his or her compensation for a given year deferred, that director is credited with a number of shares of our common stock equal in value to the amount deferred.

Director Compensation

The following table sets forth information about fees earned by our directors for their service during 2016. The table includes compensation paid to directors who serve on our Board of Directors, as well as compensation paid for service on the board of our subsidiary, Merchants Bank.

	Fees Earned
	or Paid in
Name	Cash (1)	Total
Geoffrey R. Hesslink	$–	$–
Scott F. Boardman	$42,333	$42,333
Janette K. Bombardier	$37,875	$37,875
Donald R. Chase	$51,150	$51,150
Karen J. Danaher	$57,200	$57,200
Jeffrey L. Davis	$66,250	$66,250
Michael G. Furlong	$45,700	$45,700
Joseph F. Larkin	$28,350	$28,350
Lorilee A. Lawton	$43,600	$43,600
Bruce M. Lisman	$15,950	$15,950
Raymond C. Pecor, Jr.	$15,150	$15,150
Raymond C. Pecor, III	$43,317	$43,317
Patrick S. Robins	$18,800	$18,800
Michael R. Tuttle	$42,750	$42,750
TOTAL		$508,425

(1)	Includes all fees earned, whether paid in cash or deferred under the 2008 Compensation Plan for Non-Employee Directors and Trustees.

Compensation Committee Interlocks and Insider Participation

Janette K. Bombardier, Donald R. Chase, Karen J. Danaher, Jeffrey L. Davis, and Lorilee A. Lawton served as members of the Compensation Committee from January 1, 2016 through May 26, 2016. Donald R. Chase, Karen J. Danaher, Jeffrey L. Davis, and Raymond C. Pecor III served as members of the Compensation Committee effective May 26, 2016 through December 31, 2016. None of the members of the Compensation Committee have ever been an employee of the Company or any of its subsidiaries.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 2, 2017, certain information concerning the beneficial ownership of our common stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of our common stock; (ii) each of our directors, director nominees and the NEO’s; and (iii) all executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire within 60 days after February 2, 2017 through the exercise of any stock option or other right. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

			Percentage of
	Amount and Nature of		Common Stock
Name of Beneficial Owner (1)	Beneficial Ownership (2)(3)		Beneficially Owned (4)
5% Stockholders
Charles A. Davis	462,883	(5)	6.7%
Stone Point Capital LLC
20 Horseneck Lane
Greenwich, Connecticut 06830
BlackRock, Inc.	436,324	(6)	6.3%
55 East 52nd Street
New York, NY 10022
Chicago Capital Management LLC	397,823	(7)	5.8
311 South Wacker Drive
Chicago, IL 60606

Directors, Director Nominees and Executive Officers
Laura M. Abbott	474		*
Scott F. Boardman	22,734	(8)	*
Janette K. Bombardier	650		*
Anita L. Bourgeois	234		*
Michael J. Cataldo	451		*
Donald R. Chase	29,648		*
Karen J. Danaher	4,765		*
Jeffrey L. Davis	30,040	(9)	*
Jacqueline S. Dragon	448		*
Michael G. Furlong	8,008		*
Geoffrey R. Hesslink	23,470		*
Joseph F. Larkin	—		*
Lorilee A. Lawton	10,720	(10)	*
Raymond C. Pecor, III	18,467	(11)	*
Marie A. Thresher	904		*
Michael R. Tuttle	81,306	(12)	1.2%
Jonathan D. Watson	507		*
Directors and Executive Officers as a Group (eighteen persons)	232,826		3.4%

*Stockholdings represent less than 1.0% of class.

(1)	The address for all executive officers and directors is c/o Merchants Bancshares, Inc., 275 Kennedy Drive, South Burlington, Vermont 05403.
(2)	Includes the following number of shares of common stock issuable upon the exercise of outstanding stock options which were exercisable within 60 days after March 10, 2017 as follows:

Directors and Executive Officers	Vested Options
Michael R. Tuttle	26,520

(3)

Does not include the following number of shares of common stock which certain directors and executive officers have the right to receive on a deferred basis pursuant to our prior and current deferred compensation plans for directors and executive salary continuation plan:

Directors and Executive Officers	Deferred Shares
Scott F. Boardman	18,533
Janette K. Bombardier	4,004
Jeffrey L. Davis	56,724
Michael G. Furlong	10,386
Joseph F. Larkin	776
Lorilee A. Lawton	32,208
Raymond C. Pecor, III	8,444
Total Deferred Shares	131,075

The individuals named above do not have the power to vote or dispose of these deferred shares. Merchants has the authority to vote these deferred shares.

(4)

The total number of shares outstanding used in calculating this percentage assumes the exercise of all options to acquire shares of common stock that are exercisable on or within 60 days after February 2, 2017 held by the beneficial owner and that no options held by other beneficial owners are exercised. Shares outstanding as of February 2, 2017 include 131,074 deferred shares held in various trusts related to our former and current deferred compensation plans for directors and executive salary continuation plan (See note 3). Merchants has the authority to vote these deferred shares.

(5)	Until February 21, 2008, Mr. C. Davis was a member of our Board of Directors.
(6)

Information has been obtained from Schedule 13G/A filed January 25, 2017 with the SEC by BlackRock, Inc.  BlackRock, Inc. has sole voting power over 445,155 shares and sole dispositive power over 462,883 shares.

(7)	Information has been obtained from Schedule 13F filed December 31, 2016 with the SEC by Chicago Capital Management LLC. Chicago Capital Management LLC has sole voting power over 380,949 shares.
(8)	Includes 22,717 shares owned by Mr. Boardman’s spouse.
(9)

Includes 6,912 shares held in trust for Mr. J. Davis’ children, 724 shares held directly by Mr. J. Davis’ son and 1,260 shares held directly by Mr. J. Davis’ spouse.  Also includes 595 shares held by a family trust, of which Mr. J. Davis is trustee.  Mr. J. Davis disclaims beneficial ownership of these shares.

(10)	Includes 8,959 shares held in the Lorilee A. Lawton Trust.
(11)	Includes 9,386 shares held in trust for Mr. Pecor, III’s niece and nephew, for which Mr. Pecor, III is trustee. Mr. Pecor, III disclaims beneficial ownership of shares held in these trusts.
(12)	Includes 46,863 shares held in the Michael R. Tuttle Trust.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board of Directors has determined that all of the following directors are independent under the Nasdaq Listing Rules and in accordance with the Principles of Governance adopted by our Board of Directors: Scott F. Boardman, Janette K. Bombardier, Donald R. Chase, Karen J. Danaher, Jeffrey L. Davis, Michael G. Furlong, Joseph F. Larkin, Lorilee A. Lawton and Raymond C. Pecor, III.

Certain of our directors and executive officers, as well as members of their immediate families and the companies, organizations, trusts, and other entities with which they are associated, are, or during 2016 were, also customers of Merchants Bank in the ordinary course of business. As permitted by applicable law, these persons may have had loans outstanding during 2016, and it is anticipated that these persons and their associates will continue to be customers of and indebted to Merchants Bank in the future. All of these loans were made in the ordinary course of business, and did not involve more than normal risk of collectability or present other unfavorable features, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unaffiliated persons and, where required by law, received prior approval by Merchants Bank’s Board of Directors. At December 31, 2016, these loans totaled approximately $17.8 million (11.4% of total stockholders’ equity). None of these loans to directors, executive officers, or their associates are nonperforming.

We have established guidelines for review of third party contracted services including insider relationships, which are reviewed annually by the Audit Committee. Our officers are assigned responsibility for review of service levels of outsourced technology service providers and vendors that pose the highest risk exposure within the guidelines established by the Federal Financial Institutions Examination Council (“FFIEC”). New service relationships considered for engagement with our insiders of Merchants Bank (defined by the FFIEC as individuals, their direct family members and business associates who are executive officers or directors of us and/or Merchants Bank) must be bid on by at least one other service provider. Merchants Bank’s Board of Directors may require a third party analysis or review to substantiate the results of a new service contract with an insider.

Renewals of existing contracts with insiders of Merchants or Merchants Bank do not require re-bidding or a third party analysis. However, the Chief Executive Officer or the Board of Directors of Merchants Bank may require either or both prior to reviewing a recommendation for a contract renewal.

We obtained legal services during 2016 from the firm of Sheehey Furlong & Behm P.C., of which Michael G. Furlong is a principal member. Mr. Furlong is a member of our Board of Directors and is the Chairman of Merchants Bank’s Board of Directors. We paid fees totaling approximately $69,965 to Mr. Furlong’s firm in 2016.

We obtained insurance during 2016 through an insurance agency, of which Scott F. Boardman, a member of our Board of Directors and the Board of Directors of Merchants Bank, is president. In 2016, commissions paid to this insurance agency totaled approximately $52,520.

These transactions were approved pursuant to the policies and procedures set forth above. In the opinion of our management, the terms of these transactions were no less favorable to us than those we could have obtained from an unrelated party providing comparable premises or services.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

 Principal Accounting Fees and Services

The Audit Committee has selected the firm of Crowe Horwath LLP as Merchants’ independent registered public accounting firm for 2016. We have been advised by Crowe Horwath LLP and by the directors themselves that neither it nor any of its members or associates has any relationship with us or our subsidiaries, other than as independent auditors.

The following tables present fees for professional audit services rendered by Crowe Horwath LLP for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2016 and 2015, and fees billed for other services provided by Crowe Horwath LLP during 2016 and 2015, respectively.

Fees paid to Crowe Horwath LLP	2016	2015
Audit Fees (1)	$240,325	$245,840
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)(3)	64,050	58,200

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in the quarterly reports and services that are normally provided by Crowe Horwath LLP in connection with statutory and regulatory filings or engagements.

(2)	Crowe Horwath rendered additional audit services to us associated with the definitive merger agreement Merchants Bancshares, Inc entered into with Community Bank System, Inc. on October 22, 2016.
(3)	Crowe Horwath rendered additional audit services to us associated with Merchants Bancshares, Inc. acquisition of NUVO Bank & Trust during the year ended December 31, 2015.

Report of the Audit Committee

The Audit Committee has reviewed and discussed our audited financial statements for the year ended December 31, 2016 with our management.

The Audit Committee has discussed with Crowe Horwath LLP, our independent registered public accounting firm, the matters required to be discussed by the Statement on Auditing Standards No. 16, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

The Audit Committee has received the written disclosures and the letter from Crowe Horwath LLP by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence.

Based on the review and discussions with management and Crowe Horwath LLP described above, the Audit Committee recommended to our Board of Directors that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2016 and for filing with the SEC.

Submitted by the Audit Committee

Karen J. Danaher, Chair

Donald R. Chase

Jeffrey L. Davis

Lorilee A. Lawton

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)The following consolidated financial statements are included:

Consolidated Balance Sheets, December 31, 2016, and December 31, 2015

Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

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

2.3	Agreement and Plan of Merger dated as of October 22, 2016, between Community and Merchants (Incorporated by reference to Exhibit 2.1 to Merchants’ Current Report on Form 8-K filed on October 24, 2016)

3.1.1	Certificate of Incorporation, filed on April 20, 1987 (Incorporated by reference to Exhibit 3.1.1 to Merchants’ Annual Report on Form 10-K filed March 8, 2012)

3.1.2	Certificate of Merger, filed on June 5, 1987 (Incorporated by reference to Exhibit 3.1.2 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)

3.1.3	Certificate of Amendment, filed on May 11, 1988 (Incorporated by reference to Exhibit 3.1.3 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)

3.1.4	Certificate of Amendment, filed on April 29, 1991 (Incorporated by reference to Exhibit 3.1.4 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)

3.1.5	Certificate of Amendment, filed on August 29, 2006 (Incorporated by reference to Exhibit 3.1.5 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)

3.1.6	Certificate of Amendment, filed August 29, 2006 (Incorporated by reference to Exhibit 3.1.6 to Merchants’ Annual Report on Form 10-K filed on March 16, 2007)

3.2	Amended and Restated Bylaws of Merchants Bancshares, Inc. (Incorporated by reference to Exhibit 3.2 to Merchants’ Annual Report on Form 10-K filed on March 10, 2014)

4.1	Specimen of Merchants’ Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Merchants’ Annual Report on Form 10-K filed on March 13, 2008)

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

10.8

Employment Agreement by and among Merchants Bancshares and Michael R. Tuttle, dated February 27, 2015 (Incorporated by reference to Exhibit 10.8 to Merchants’ Annual Report on Form 10-K filed on March 13, 2015) +

10.9

General Release and Separation Agreement by and between Merchants, Merchants Bank and Michael R. Tuttle, dated January 21, 2016 and effective as of January 29, 2016 (Incorporated by reference to Exhibit 10.9 to Merchants’ Annual Report on Form 10-K filed on March 14, 2016)+

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

10.15

Subscription Agreement, dated December 15, 2004, by and among MBVT Statutory Trust I, Merchants and Preferred Term Securities XVI, Ltd. (Incorporated by reference to Exhibit 10.5.1 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.16

Placement Agreement, dated December 7, 2004, by and among Merchants Bancshares, Inc., FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (Incorporated by reference to Exhibit 10.5.4 to Merchants’ Annual Report on Form 10-K filed on March 9, 2005)

10.17

Purchase and Sale Agreement between Merchants Bank and Eastern Avenue Properties, L.L.C., dated as of June 27, 2008 (Incorporated by reference to Exhibit 10.18.1 to Merchants’ Quarterly Report on Form 10-Q filed on August 7, 2008)

10.18

Leaseback Agreement between Merchants Bank and Farrell Exchange, L.L.C., dated as of June 27, 2008 (Incorporated by reference to Exhibit 10.18.2 to Merchants’ Quarterly Report on Form 10-Q filed on August 7, 2008)

10.19

Employment Agreement by and between Merchants Bank and Thomas J. Meshako, dated November 10, 2014 (Incorporated by reference to Exhibit 10.20 to Merchants’ Annual Report on Form 10-K filed on March 13, 2015)+

10.20

Employment Agreement by and between Merchants Bank and Marie Thresher, dated December 19, 2013  (Incorporated by reference to Exhibit 10.22 to Merchants’ Annual Report on Form 10-K filed on March 13, 2015)+

10.21

Employment Agreement by and between Merchants, Merchants Bank and Geoffrey R. Hesslink, entered into on April 23, 2015 and effective as of April 16, 2015 (Incorporated by reference to Exhibit 10.1 to Merchants’ Current Report on Form 8-K filed on April 29, 2015) +

10.22 10.23

Employment Agreement by and between Merchants, Merchants Bank and Thomas J. Meshako, entered into on April 23, 2015 and effective as of April 16, 2015 (Incorporated by reference to Exhibit 10.2 to Merchants’ Current Report on Form 8-K filed on April 29, 2015) +

General Release and Separation Agreement by and between Merchants, Merchants Bank and Thomas J. Meshako, dated as of January 7, 2016 and effective as of January 15, 2016 (Incorporated by reference to Exhibit 10.25 to Merchants’ Annual Report on Form 10-K filed on March 14, 2016)+

10.24

Form of Employment Agreement by and between Merchants, Merchants Bank and certain executive officers, entered into on April 23, 2015 (Incorporated by reference to Exhibit 10.3 to Merchants’ Current Report on Form 8-K filed on April 29, 2015) +

10.25

Employment Agreement by and between Merchants, Merchants Bank and Richard M. Donovan, entered into on December 16, 2016 (Incorporated by reference to Exhibit 10.1 to Merchants’ Current Report on Form 8-K filed on December 21, 2016)+

10.26

Letter Agreement by and between Merchants and Marie Thresher, entered into on December 16, 2016 (Incorporated by reference to Exhibit 10.1 to Merchants’ Current Report on Form 8-K filed on December 21, 2016)

10.27

Employment Agreement by and between Merchants, Merchants Bank and Anita L. Bourgeois, entered into on May 26, 2016 (Incorporated by reference to Exhibit 10.1 to Merchants’ Quarterly Report on Form 10-Q filed on August 3, 2016)+

10.28

Employment Agreement by and between Merchants Bank and Robert G. Ripley, Jr., entered into on October 3, 2016 (Incorporated by reference to Exhibit 10.2 to Merchants’ Quarterly Report on Form 10-Q filed on November 7, 2016)+

10.29	Employment Agreement by and between Merchants, Merchants Bank and CFO Consulting Partners LLC, entered into on January 7, 2016+*

10.30	Amendment to the Employment Agreement by and between Merchants, Merchants Bank and CFO Consulting Partners LLC, entered into on January 7, 2016+*

10.31	Employment Agreement by and between Merchants, Merchants Bank and Bruce A. Bernier, entered into on April 15, 2015+*

10.32	Employment Agreement by and between Merchants, Merchants Bank and Jonathan D. Watson, entered into on April 16, 2015+*

21	Subsidiaries of Merchants (Incorporated by reference to Exhibit 21 to Merchants’ Annual Report on Form 10-K filed on March 8, 2012)

23.1	Consent of Crowe Horwath LLP*

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101

The following materials from Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements*

+Management contract or compensatory plan or agreement

*Filed herewith

**Furnished herewith

ITEM 16 –  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merchants Bancshares, Inc.

Date	March 15, 2017	By	/s/ Geoffrey R. Hesslink
Geoffrey R. Hesslink, President and CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MERCHANTS BANCSHARES, INC., and in the capacities and on the date as indicated.

/s/ Geoffrey R. Hesslink	March 15, 2017
Geoffrey R. Hesslink, Director,	Date
President & CEO of Merchants

/s/ Scott F. Boardman	March 15, 2017
Scott F. Boardman, Director	Date

/s/Janette K. Bombardier	March 15, 2017
Janette Bombardier, Director	Date

/s/ Donald R. Chase	March 15, 2017
Donald R. Chase, Director	Date

/s/ Karen J. Danaher	March 15, 2017
Karen J. Danaher, Director	Date

/s/ Jeffrey L. Davis	March 15, 2017
Jeffrey L. Davis, Director	Date
Chairman of the Board of Directors

/s/ Michael G. Furlong	March 15, 2017
Michael G. Furlong, Director	Date

/s/ Joseph F. Larkin	March 15, 2017
Joseph F. Larkin, Director	Date

/s/ Lorilee A. Lawton	March 15, 2017
Lorilee A. Lawton, Director	Date

/s/ Raymond C. Pecor III	March 15, 2017
Raymond C. Pecor III, Director	Date

/s/ Michael R. Tuttle	March 15, 2017
Michael R. Tuttle, Director	Date

/s/ Richard M. Donovan	March 15, 2017
Richard M. Donovan, Interim Principal Financial Officer,	Date
Principal Accounting Officer and Treasurer