Form 10-Q
period 2017-03-31
MERCHANTS BANCSHARES INC
filed 2017-04-28
CIK 726517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐
(Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b‑2 of the Exchange Act).  ☐ Yes   ☒ No

As of April 20, 2017, there were 6,932,945 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

MERCHANTS BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Merchants Bancshares, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In thousands except share and per share data)	2017	2016
ASSETS
Cash and due from banks	$29,466	$26,116
Interest earning deposits with banks and other short-term investments	30,296	56,837
Total cash and cash equivalents	59,762	82,953
Investments:
Securities available for sale, at fair value (amortized cost of $288,881 and $334,846)	287,989	333,998
Securities held to maturity (fair value of $81,088 and $85,749)	80,991	85,694
Total investments	368,980	419,692
Loans	1,542,718	1,514,209
Less: Allowance for loan losses	13,187	12,659
Net loans	1,529,531	1,501,550
Federal Home Loan Bank stock	7,044	4,976
Bank premises and equipment, net	12,597	13,078
Investment in real estate limited partnerships	7,560	6,356
Bank owned life insurance	10,805	10,758
Core deposit intangible	1,113	1,156
Goodwill	7,011	7,011
Other assets	19,141	15,128
Total assets	$2,023,544	$2,062,658
LIABILITIES
Deposits:
Demand (noninterest bearing)	$630,718	$640,922
Savings, interest bearing checking and money market accounts	690,448	687,340
Time deposits	190,510	199,208
Total deposits	1,511,676	1,527,470
Short-term borrowings	75,000	40,000
Securities sold under agreement to repurchase, short-term	249,582	312,118
Other long-term debt	3,630	3,651
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	20,619
Other liabilities	4,389	2,297
Total liabilities	1,864,896	1,906,155
STOCKHOLDERS' EQUITY
Preferred stock
Class A non-voting shares authorized - 200,000, none outstanding	—	—
Class B voting shares authorized - 1,500,000, none outstanding	—	—
Common stock, $.01 par value	72	72
Authorized: 10,000,000 shares; Issued: 7,202,556 at March 31, 2017 and 7,184,922 at December 31, 2016
Outstanding: 6,916,443 at March 31, 2017 and 6,887,856 at December 31, 2016
Capital in excess of par value	56,563	55,806
Retained earnings	115,085	113,407
Treasury stock, at cost: 549,981 shares including 263,868 shares held by the Deferred Compensation Plans for Non-Employee Directors and Trustees at March 31, 2017 and 585,866 shares including 288,800 shares held by the Deferred Compensation Plans for Non-Employee Directors and Trustees at December 31, 2016	(13,486)	(13,670)
Deferred compensation arrangements: 263,868 shares at March 31, 2017 and 288,800 shares at December 31, 2016	6,071	6,670
Accumulated other comprehensive loss	(5,657)	(5,782)
Total stockholders' equity	158,648	156,503
Total liabilities and stockholders' equity	$2,023,544	$2,062,658

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands except per share data)	2017	2016
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$13,507	$12,804
Investment income:
Interest and dividends on investment securities	1,836	1,997
Interest on interest earning deposits with banks and other short-term investments	82	81
Total interest and dividend income	15,425	14,882
INTEREST EXPENSE
Savings, interest bearing checking and money market accounts	471	440
Time deposits	265	391
Short-term borrowings	140	—
Securities sold under agreement to repurchase, short-term	152	109
Long-term debt	161	210
Total interest expense	1,189	1,150
Net interest income	14,236	13,732
Provision for credit losses	500	205
Net interest income after provision for credit losses	13,736	13,527
NONINTEREST INCOME
Trust division income	824	867
Net debit card income	760	649
Overdraft income	597	631
Service charges on deposits	423	415
Net gains on investment securities	255	—
Other	403	362
Total noninterest income	3,262	2,924
NONINTEREST EXPENSE
Compensation and benefits	5,823	6,308
Occupancy expense	1,101	1,139
Equipment expense	650	719
Telephone expense	171	198
Legal and professional fees	414	593
Mobile & internet banking	346	366
Core / Item processing	453	517
Marketing	120	192
State franchise taxes	399	398
FDIC insurance	217	254
Community Bank System, Inc. merger costs	1,302	—
NUVO Bank & Trust Company acquisition costs	—	133
Amortization of core deposit intangible	43	51
Other	914	1,051
Total noninterest expense	11,953	11,919
Income before provision for income taxes	5,045	4,532
Provision for income taxes	1,434	1,042
NET INCOME	$3,611	$3,490

Basic earnings per common share	$0.52	$0.51
Diluted earnings per common share	$0.52	$0.50

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Net income	$3,611	$3,490
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of taxes of $57 and $1,411	106	2,624
Accretion of unrealized holding losses of securities transferred from available for sale to held to maturity, net of taxes of $61 and $68	113	127
Reclassification adjustments for net securities gains included in net income, net of taxes of $(89) and $0	(166)	—
Change in net unrealized loss on interest rate swaps, net of taxes of $0 and $19	—	35
Pension liability adjustment, net of taxes of $38 and $41	72	75
Other comprehensive income	125	2,861
Comprehensive income	$3,736	$6,351

See accompanying notes to unaudited consolidated financial statements

Merchants Bancshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,611	$3,490
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	500	215
Depreciation and amortization	481	542
Amortization of investment security premiums and accretion of discounts, net	306	298
Amortization of deferred loan costs	187	148
Amortization of core deposit intangible	43	51
Accretion of unfavorable lease liability	(17)	(17)
Stock based compensation	26	166
Net gains on sales of investment securities	(255)	—
Deferred gain on sale of premises	(129)	(129)
Equity in losses of real estate limited partnerships, net	378	393
Increase in cash surrender value of bank owned life insurance	(47)	(55)
Changes in assets and liabilities:
Net change in interest receivable	(363)	(511)
Net change in other assets	(3,656)	347
Net change in interest payable	13	(16)
Net change in other liabilities	2,557	861
Net cash provided by operating activities	3,635	5,783
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	38,635	—
Proceeds from maturities of investment securities available for sale	7,356	8,487
Proceeds from maturities of investment securities held to maturity	4,801	4,412
Net purchases of Federal Home Loan Bank stock	(2,068)	(66)
Purchases of investment securities available for sale	—	(15,277)
Loan originations in excess of principal payments	(28,734)	(7,543)
Real estate limited partnership investments	(1,582)	(513)
Purchases of bank premises and equipment	—	(44)
Net cash provided by (used in) investing activities	18,408	(10,544)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(15,794)	(24,651)
Net increase in short-term borrowings	35,000	—
Net decrease in securities sold under agreement to repurchase	(62,536)	(37,636)
Principal payments on long-term debt	(21)	(522)
Cash dividends paid	(1,933)	(1,920)
Proceeds from the exercise of stock warrants	390	—
Increase (decrease) in deferred compensation arrangements	71	(53)
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(411)	—
Net cash used in financing activities	(45,234)	(64,782)
Decrease in cash and cash equivalents	(23,191)	(69,543)
Cash and cash equivalents beginning of period	82,953	150,183
Cash and cash equivalents end of period	$59,762	$80,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Total interest payments	$1,176	$1,166
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distribution of stock under deferred compensation arrangements	$627	$559
Non-cash exercise of stock options and warrants	348	—

See accompanying notes to unaudited consolidated financial statements

Notes To Interim Unaudited Consolidated Financial Statements

For additional information, see the Merchants Bancshares, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2017.

NOTE 1: FINANCIAL STATEMENT PRESENTATION

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancshares, Inc. (the “Company”), and its wholly-owned subsidiary Merchants Bank (the “Bank,” and collectively with the Company, “Merchants,” “we,” “us,” or “our”). All material intercompany accounts and transactions are eliminated in consolidation. We offer a full range of deposit, loan, cash management, and trust services to meet the financial needs of individual consumers, businesses and municipalities at 31 full-service banking offices throughout the state of Vermont and one full-service banking office in Massachusetts as of March 31, 2017.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our interim consolidated financial statements as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 have been included. The information was prepared from our unaudited financial statements and the unaudited financial statements of our subsidiaries, Merchants Bank and MBVT Statutory Trust I.  Amounts reported for prior periods are reclassified, where necessary, to be consistent with the current period presentation.

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers – In May 2014, the Financial Accounting Standards Board (“FASB”) amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer.

This amendment was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB issued ASU 2015-14, which deferred the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted as of the original effective date. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. We believe these new requirements do not impact our interest income, as our financial instruments are not within the scope of this standard. We continue to evaluate the impact on our fee based income.

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

ASU 2016-09 – Stock Compensation – In March 2016, the FASB issued this Update which includes multiple amendments intended to simplify aspects of share-based payment accounting, and was effective for us on January 1, 2017. The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the consolidated statements of cash flows. Excess tax benefits or deficiencies for stock-based compensation are now reflected in the Consolidated Statements of Income as a component of income tax expense, whereas previously they were recognized in equity. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements.

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

ASU 2017-04 – Intangibles: Goodwill and Other – In January 2017, the FASB amended existing guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value (the “Goodwill Update”). The option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary is still available. A public business entity that is a SEC filer should adopt the amendments in this Goodwill Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. The Company is evaluating the impact of these amendments on its consolidated financial statements, but it is not expected to have a significant impact.

ASU 2017-06 – Plan Accounting: Defined Benefit Pension Plans – In March 2017, the FASB amended existing guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost (the “Pension and Postretirement Benefit Cost Update”). This Pension and Postretirement Benefit Cost Update requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. This Pension and Postretirement Benefit Cost Update also allows only the service cost component to be eligible for capitalization when applicable. This Pension and Postretirement Benefit Cost Update is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company is evaluating the impact of these amendments on its consolidated financial statements.

NOTE 3: GOODWILL AND INTANGIBLE ASSETS

On December 4, 2015, the Company completed the acquisition of NUVO Bank & Trust Company (“NUVO”), Springfield, Massachusetts. NUVO's banking business operates as a division of Merchants Bank. The acquisition resulted in goodwill of $7.01 million and core deposit intangible (“CDI”) of $1.38 million. The goodwill and intangible balances presented below resulted from the Company’s acquisition of NUVO.

Goodwill

Goodwill is deemed to have an indefinite life and therefore is not amortized, but is instead subject to impairment tests. There was no impairment for the three months ended March 31, 2017 or December 31, 2016.

	March 31,	December 31,
(In thousands)	2017	2016
Beginning of period	$7,011	$7,011
Acquired goodwill	—	—
Impairment	—	—
End of period	$7,011	$7,011

Other Intangible Assets

Acquired CDI were as follows:

	March 31, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible	$1,377	$(264)	$1,113	$1,377	$(221)	$1,156
Total	$1,377	$(264)	$1,113	$1,377	$(221)	$1,156

Aggregate amortization expense for the CDI was $43 thousand and $51 thousand for the three months ended March 31, 2017 and December 31, 2016, respectively.

The estimated amortization expense for each of the next five years:

(In thousands)	Amount
Remainder of 2017	$130
2018	147
2019	126
2020	120
2021	120
2022	120
Thereafter	350

NOTE 4: INVESTMENT SECURITIES

Investments in securities are classified as available for sale or held to maturity as of March 31, 2017 and December 31, 2016. The amortized cost and fair values of the securities classified as available for sale and held to maturity as of March 31, 2017 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$10,089	$75	$—	$10,164
U.S. Government Sponsored Enterprises ("U.S. GSEs")	83,916	127	(531)	83,512
Federal Home Loan Bank ("FHLB") Obligations	67,302	101	(353)	67,050
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	63,919	762	(404)	64,277
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	23,784	—	(414)	23,370
Agency Collateralized Mortgage Obligations ("Agency CMOs")	39,871	32	(287)	39,616
Total Available for Sale	$288,881	$1,097	$(1,989)	$287,989

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$16,864	$121	$(6)	$16,979
Agency MBSs	5,548	101	—	5,649
Agency CMOs	58,579	211	(330)	58,460
Total Held to Maturity	$80,991	$433	$(336)	$81,088

The amortized cost and fair values of the securities classified as available for sale and held to maturity as of December 31, 2016 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury Obligations	$25,079	$104	$—	$25,183
U.S. GSEs	93,883	106	(636)	93,353
FHLB Obligations	67,362	100	(456)	67,006
Agency MBSs	74,573	1,101	(465)	75,209
Agency CMBSs	23,972	—	(364)	23,608
Agency CMOs	49,694	46	(407)	49,333
ABSs	283	23	—	306
Total Available for Sale	$334,846	$1,480	$(2,328)	$333,998

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Held to Maturity:
U.S. Agency Obligations	$17,849	$119	$(33)	$17,935
Agency MBSs	5,787	92	—	5,879
Agency CMOs	62,058	208	(331)	61,935
Total Held to Maturity	$85,694	$419	$(364)	$85,749

The contractual final maturity distribution of the debt securities classified as available for sale as of March 31, 2017, were as follows:

					Securities
		After One	After Five		not due
	Within	But Within	But Within	After Ten	at a Single
(In thousands)	One Year	Five Years	Ten Years	Years	Maturity	Total
Available for Sale (at fair value):
U.S. Treasury Obligations	$100	$10,064	$—	$—	$ N/A	$10,164
U.S. GSEs	—	83,512	—	—	N/A	83,512
FHLB Obligations	—	61,054	5,996	—	N/A	67,050
Agency MBSs	N/A	N/A	N/A	N/A	64,277	64,277
Agency CMBSs	N/A	N/A	N/A	N/A	23,370	23,370
Agency CMOs	N/A	N/A	N/A	N/A	39,616	39,616
Total Available for Sale	$100	$154,630	$5,996	$—	$127,263	$287,989
Available for Sale (at amortized cost):
U.S. Treasury Obligations	$100	$9,989	$—	$—	$ N/A	$10,089
U.S. GSEs	—	83,916	—	—	N/A	83,916
FHLB Obligations	—	61,376	5,926	—	N/A	67,302
Agency MBSs	N/A	N/A	N/A	N/A	63,919	63,919
Agency CMBSs	N/A	N/A	N/A	N/A	23,784	23,784
Agency CMOs	N/A	N/A	N/A	N/A	39,871	39,871
Total Available for Sale	$100	$155,281	$5,926	$—	$127,574	$288,881

The contractual final maturity distribution of the debt securities classified as held to maturity as of March 31, 2017, were as follows:

					Securities
		After One	After Five		not due
	Within	But Within	But Within	After Ten	at a Single
(In thousands)	One Year	Five Years	Ten Years	Years	Maturity	Total
Held to Maturity (at fair value):
U.S. Agency Obligations	$—	$—	$—	$16,979	$ N/A	$16,979
Agency MBSs	N/A	N/A	N/A	N/A	5,649	5,649
Agency CMOs	N/A	N/A	N/A	N/A	58,460	58,460
Total Held to Maturity	$—	$—	$—	$16,979	$64,109	$81,088
Held to Maturity (at amortized cost):
U.S. Agency Obligations	$—	$—	$—	$16,864	$ N/A	$16,864
Agency MBSs	N/A	N/A	N/A	N/A	5,548	5,548
Agency CMOs	N/A	N/A	N/A	N/A	58,579	58,579
Total Held to Maturity	$—	$—	$—	$16,864	$64,127	$80,991

Actual maturities will differ from contractual maturities because borrowers may have rights to call or prepay obligations.

The following table presents the proceeds, gross gains and gross losses on available for sale securities for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Proceeds	$38,635	$—
Gross gains	278	—
Gross losses	(23)	—
Net gains	$255	$—

Securities with a carrying value of $328.27 million and $370.81 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2017, were as follows:

	Less Than 12 Months			12 Months or More			Total
	Number	Fair		Number	Fair		Number	Fair
(In thousands)	of Issues	Value	Loss	of Issues	Value	Loss	of Issues	Value	Loss
Available for Sale:
U.S. GSEs	7	$37,599	$(531)	—	$—	$—	7	$37,599	$(531)
FHLB Obligations	7	35,858	(353)	—	—	—	7	35,858	(353)
Agency MBSs	15	45,753	(404)	—	—	—	15	45,753	(404)
Agency CMBSs	6	23,370	(414)	—	—	—	6	23,370	(414)
Agency CMOs	13	28,433	(287)	—	—	—	13	28,433	(287)
Total Available for Sale	48	$171,013	$(1,989)	—	$—	$—	48	$171,013	$(1,989)
Held to Maturity:
U.S. Agency Obligations	1	$6,856	$(6)	—	$—	$—	1	$6,856	$(6)
Agency CMOs	16	33,371	(215)	1	3,027	(115)	17	36,398	(330)
Total Held to Maturity	17	$40,227	$(221)	1	$3,027	$(115)	18	$43,254	$(336)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2016, were as follows:

	Less Than 12 Months			12 Months or More			Total
	Number	Fair		Number	Fair		Number	Fair
(In thousands)	of Issues	Value	Loss	of Issues	Value	Loss	of Issues	Value	Loss
Available for Sale:
U.S. GSEs	8	$42,404	$(636)	—	$—	$—	8	$42,404	$(636)
FHLB Obligations	9	45,870	(456)	—	—	—	9	45,870	(456)
Agency MBSs	16	48,777	(465)	—	—	—	16	48,777	(465)
Agency CMBSs	6	23,608	(364)	—	—	—	6	23,608	(364)
Agency CMOs	15	33,935	(332)	2	2,227	(75)	17	36,162	(407)
Total Available for Sale	54	$194,594	$(2,253)	2	$2,227	$(75)	56	$196,821	$(2,328)
Held to Maturity:
U.S. Agency Obligations	1	$7,230	$(33)	—	$—	$—	1	$7,230	$(33)
Agency CMOs	13	26,480	(212)	1	3,162	(119)	14	29,642	(331)
Total Held to Maturity	14	$33,710	$(245)	1	$3,162	$(119)	15	$36,872	$(364)

There were no securities classified as trading at March 31, 2017 or December 31, 2016.

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

At March 31, 2017, all of our MBSs and CMOs held were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), institutions which the government has affirmed its commitment to support.  As the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is not likely that we will be required to sell the securities before their anticipated recovery, we do not consider these securities to be other-than-temporarily impaired at March 31, 2017.

Agency MBSs and Agency CMOs consist of pools of residential mortgages which are guaranteed by FNMA, FHLMC, or Government National Mortgage Association (“GNMA”) with various origination dates and maturities.  Agency CMBS consists of bonds backed by commercial real estate which are guaranteed by FNMA and GNMA.

During 2014 and 2013, securities were transferred from available for sale to held to maturity. The amortization of the unamortized net holding loss reported in accumulated other comprehensive income offsets the effect on interest income of the discount for the transferred securities. The remaining unamortized balance of the net losses for the securities transferred from available for sale to held to maturity was $1.99 million or $1.30 million, net of tax, at March 31, 2017.

NOTE 5: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged at March 31, 2017:

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater Than
(In thousands)	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase Agreements
Available for Sale:
U.S. Treasury Obligations	$10,064	$—	$—	$—	$10,064
U.S. GSEs	47,745	—	—	—	47,745
FHLB Obligations	58,519	—	—	—	58,519
Agency MBSs	33,553	—	—	—	33,553
Agency CMBSs	18,961	—	—	—	18,961
Agency CMOs	23,928	—	—	—	23,928
Total Available for Sale	$192,770	$—	$—	$—	$192,770

(In thousands)
Held to Maturity:
U.S. Agency Obligations	$14,714	$—	$—	$—	$14,714
Agency CMOs	42,098	—	—	—	42,098
Total Held to Maturity	$56,812	$—	$—	$—	$56,812

The following table presents the contractual maturity of our secured borrowings and class of collateral pledged at December 31, 2016:

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater Than
(In thousands)	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase Agreements
Available for Sale:
U.S. Treasury Obligations	$24,207	$—	$—	$—	$24,207
U.S. GSEs	51,847	—	—	—	51,847
FHLB Obligations	59,505	—	—	—	59,505
Agency MBSs	44,736	—	—	—	44,736
Agency CMBSs	21,662	—	—	—	21,662
Agency CMOs	40,007	—	—	—	40,007
Total Available for Sale	$241,964	$—	$—	$—	$241,964

(In thousands)
Held to Maturity:
U.S. Agency Obligations	$16,646	$—	$—	$—	$16,646
Agency CMOs	53,508	—	—	—	53,508
Total Held to Maturity	$70,154	$—	$—	$—	$70,154

The fair value of securities pledged to secure repurchase agreements may decline. The Company manages this risk by having a policy to pledge securities valued greater than the gross outstanding balance of repurchase agreements. Securities sold under agreements to repurchase are secured by securities with a carrying value of $249.68 million at March 31, 2017 and $312.23 million at December 31, 2016.

NOTE 6: LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans

The composition of our loan portfolio at March 31, 2017 and December 31, 2016 was as follows:

(In thousands)	March 31, 2017	December 31, 2016
Commercial, financial and agricultural	$276,915	$257,078
Municipal loans	113,875	114,509
Real estate loans – residential	438,424	447,527
Real estate loans – commercial	672,712	636,755
Real estate loans – construction	35,964	52,533
Installment loans	4,813	5,790
All other loans	15	17
Total loans	$1,542,718	$1,514,209

We primarily originate commercial, commercial real estate, municipal, and residential real estate loans to customers throughout the states of Vermont and Massachusetts. There are no significant industry concentrations in the loan portfolio. Total loans included $1.13 million and $1.19 million of net deferred loan origination costs at March 31, 2017 and December 31, 2016, respectively. The aggregate amount of overdrawn deposit balances classified as loan balances was $254 thousand and $297 thousand at March 31, 2017 and December 31, 2016, respectively.

Additionally, residential and commercial loans serviced for others at March 31, 2017 and December 31, 2016 amounted to approximately $35.61 million and $34.63 million, respectively.

The following table reflects our loan loss experience and activity in the allowance for loan losses for the three months ended March 31, 2017:

	Commercial,
	financial		Real	Real	Real
	and		estate-	estate-	estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Beginning balance	$2,946	$593	$2,575	$5,922	$534	$89	$—	$12,659
Charge-offs	(3)	—	—	—	—	(69)	—	(72)
Recoveries	2	—	9	—	—	23	—	34
Provision (credit)	250	(19)	(32)	434	(183)	116	—	566
Ending balance	$3,195	$574	$2,552	$6,356	$351	$159	$—	$13,187

The following table reflects our loan loss experience and activity in the allowance for loan losses for the three months ended March 31, 2016:

	Commercial,
	financial		Real	Real	Real
	and		estate-	estate-	estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Beginning balance	$2,696	$590	$2,882	$5,386	$420	$66	$—	$12,040
Charge-offs	(3)	—	(73)	—	—	(42)	—	(118)
Recoveries	2	—	11	4	—	19	—	36
Provision (credit)	161	32	37	(109)	45	49	—	215
Ending balance	$2,856	$622	$2,857	$5,281	$465	$92	$—	$12,173

In addition to the provision for loan losses included above, there was a provision (credit) for the reserve for undisbursed lines of $(66) thousand and $(10) thousand for the three months ended March 31, 2017 and March 31, 2016 included in the provision for credit losses in the consolidated statement of income.

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon the impairment method at March 31, 2017:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Ending balance individually evaluated for impairment	$—	$—	$227	$18	$—	$—	$—	$245
Ending balance collectively evaluated for impairment	3,195	574	2,325	6,331	351	159	—	12,935
Ending balance acquired with deteriorated credit quality	—	—	—	7	—	—	—	7
Totals	$3,195	$574	$2,552	$6,356	$351	$159	$—	$13,187
Financing receivables:
Ending balance individually evaluated for impairment	$77	$—	$1,447	$2,066	$—	$—	$—	$3,590
Ending balance collectively evaluated for impairment	276,144	113,875	436,977	668,775	35,964	4,813	15	1,536,563
Ending balance acquired with deteriorated credit quality	694	—	—	1,871	—	—	—	2,565
Totals	$276,915	$113,875	$438,424	$672,712	$35,964	$4,813	$15	$1,542,718

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based upon impairment method at December 31, 2016:

	Commercial,
	financial and		Real estate-	Real estate-	Real estate-
(In thousands)	agricultural	Municipal	residential	commercial	construction	Installment	All other	Totals
Allowance for loan losses:
Ending balance individually evaluated for impairment	$—	$—	$184	$—	$—	$—	$—	$184
Ending balance collectively evaluated for impairment	2,946	593	2,391	5,922	534	89	—	12,475
Ending balance acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Totals	$2,946	$593	$2,575	$5,922	$534	$89	$—	$12,659
Financing receivables:
Ending balance individually evaluated for impairment	$97	$—	$1,213	$1,634	$—	$12	$—	$2,956
Ending balance collectively evaluated for impairment	256,239	114,509	446,314	633,217	52,533	5,778	17	1,508,607
Ending balance acquired with deteriorated credit quality	742	—	—	1,904	—	—	—	2,646
Totals	$257,078	$114,509	$447,527	$636,755	$52,533	$5,790	$17	$1,514,209

The table below presents the recorded investment of loans segregated by class, with delinquency aging as of March 31, 2017:

	31-60	61-90	91 Days	Total
	Days	Days	or More	Past
(In thousands)	Past Due	Past Due	Past Due	Due	Current	Nonperforming	Total
Commercial, financial and agricultural	$623	$—	$—	$623	$276,137	$155	$276,915
Municipal	—	—	—	—	113,875	—	113,875
Real estate-residential:
First mortgage	121	—	—	121	400,689	1,343	402,153
Second mortgage	—	—	—	—	36,271	—	36,271
Real estate-commercial:
Owner occupied	501	—	—	501	241,895	2,714	245,110
Non-owner occupied	—	—	—	—	427,602	—	427,602
Real estate-construction:
Residential	—	—	—	—	2,388	—	2,388
Commercial	—	—	—	—	33,576	—	33,576
Installment	87	14	—	101	4,712	—	4,813
Other	—	—	—	—	15	—	15
Total	$1,332	$14	$—	$1,346	$1,537,160	$4,212	$1,542,718

Of the total nonperforming loans in the aging table above, $4.08 million were past due of which $0 were restructured loans, $804 thousand were purchase credit impaired, and $0 were 91 days or more past due and accruing.

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

Of the total nonperforming loans in the aging table above, $1.75 million were past due of which $0 were restructured loans, $819 thousand were purchase credit impaired and $19 thousand were 91 days or more past due and accruing.

Impaired loans by class at March 31, 2017 and for the three months ended March 31, 2017 are as follows:

	Period Ended			Three Months Ended
	March 31, 2017			March 31, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$77	$77	$—	$78	$1
Residential:
First mortgage	130	190	—	180	1
Second mortgage	—	—	—	—	—
Commercial Real Estate:
Owner occupied	1,751	1,760	—	1,687	—
Non-owner occupied	—	—	—	134	2
Construction:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Installment	—	—	—	—	—
With related allowance recorded
Commercial, financial and agricultural	—	—	—	—	—
Residential:
First mortgage	1,317	1,330	227	1,114	—
Second mortgage	—	—	—	—	—
Commercial Real Estate:
Owner occupied	315	315	18	105	—
Total
Commercial, financial and agricultural	77	77	—	78	1
Residential	1,447	1,520	227	1,294	1
Commercial Real Estate	2,066	2,075	18	1,926	2
Construction	—	—	—	—	—
Installment	—	—	—	—	—
Total	$3,590	$3,672	$245	$3,298	$4

Impaired loans by class at December 31, 2016 and for the three months ended March 31, 2016 are as follows:

	Period Ended			Three Months Ended
	December 31, 2016			March 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial, financial and agricultural	$97	$97	$—	$390	$1
Residential:
First mortgage	208	266	—	241	2
Second mortgage	—	—	—	3	—
Commercial Real Estate:
Owner occupied	1,229	1,229	—	401	—
Non-owner occupied	405	432	—	470	—
Installment	12	12	—	8	—
With related allowance recorded
Commercial, financial and agricultural	—	—	—	254	—
Residential:
First mortgage	1,005	1,026	184	425	—
Second mortgage	—	—	—	—	—
Commercial Real Estate:
Owner occupied	—	—	—	—	—
Installment	—	—	—	—	—
Total
Commercial, financial and agricultural	97	97	—	644	1
Residential	1,213	1,292	184	669	2
Commercial Real Estate	1,634	1,661	—	871	—
Installment	12	12	—	8	—
Total	$2,956	$3,062	$184	$2,192	$3

Nonperforming loans at March 31, 2017 and December 31, 2016 are as follows:

(In thousands)	March 31, 2017	December 31, 2016
Nonaccrual loans	$4,212	$3,163
Loans greater than 90 days and accruing	—	19
Troubled debt restructurings ("TDRs")	—	—
Total nonperforming loans	$4,212	$3,182

There were no loans restructured in the three months ended March 31, 2017. One commercial real estate loan with a balance of $464 thousand was restructured during the three months ended March 31, 2016 and was considered to be a TDR.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were three restructured residential mortgages at March 31, 2017 with balances totaling $104 thousand. There was one restructured commercial loan at March 31, 2017 with a balance of $77 thousand.  All of the four TDRs at March 31, 2017 continue to pay as agreed according to the modified terms, are accruing, and are considered performing.  At December 31, 2016, there were three restructured residential mortgages with balances totaling $110 thousand, one restructured commercial loans with a balance totaling $78 thousand, and one restructured commercial real estate loan with a balance of $405 thousand.

At March 31, 2017, there were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. We had no commitments to lend additional funds to borrowers whose loans were in nonaccrual status or to borrowers whose loans were 91 days past due and still accruing at March 31, 2017. Interest income on restructured loans during the three months ended March 31, 2017 and 2016 was insignificant.

Nonaccrual loans by class as of March 31, 2017 and December 31, 2016 are as follows:

(In thousands)	March 31, 2017	December 31, 2016
Commercial, financial and agricultural	$155	$165
Real estate - residential:
First mortgage	1,343	1,104
Second mortgage	—	—
Real estate - commercial:
Owner occupied	2,714	1,882
Non owner occupied	—	—
Installment	—	12
Total nonaccruing non-TDR loans	$4,212	$3,163
Nonaccruing TDR’s
Commercial, financial and agricultural	—	—
Real estate – residential:
First mortgage	—	—
Real estate - commercial:
Non owner occupied	—	—
Total nonaccrual loans including TDRs	$4,212	$3,163

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

Below is a summary of loans by credit quality indicator as of March 31, 2017:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$99	233,838	$25,422	$317	$17,239	$276,915
Municipal	—	110,222	3,653	—	—	113,875
Real estate – residential:
First mortgage	393,208	7,060	542	—	1,343	402,153
Second mortgage	36,049	—	222	—	—	36,271
Real estate – commercial:
Owner occupied	—	205,107	25,561	—	14,442	245,110
Non-owner occupied	—	385,105	41,426	—	1,071	427,602
Real estate – construction:
Residential	605	1,783	—	—	—	2,388
Commercial	116	31,948	1,512	—	—	33,576
Installment	4,813	—	—	—	—	4,813
All other loans	15	—	—	—	—	15
Total	$434,905	$975,063	$98,338	$317	$34,095	$1,542,718

Below is a summary of loans by credit quality indicator as of December 31, 2016:

			Pass-	Special	Sub-
(In thousands)	Unrated	Pass	Watch	Mention	Standard	Total
Commercial, financial and agricultural	$102	$215,891	$24,215	$322	$16,548	$257,078
Municipal	—	110,864	2,824	821	—	114,509
Real estate – residential:
First mortgage	400,961	7,392	481	—	1,102	409,936
Second mortgage	37,367	—	224	—	—	37,591
Real estate – commercial:
Owner occupied	—	186,494	25,492	—	14,587	226,573
Non-owner occupied	—	369,566	38,706	—	1,910	410,182
Real estate – construction:
Residential	412	2,118	—	—	—	2,530
Commercial	152	41,373	7,476	—	1,002	50,003
Installment	5,778	—	—	—	12	5,790
All other loans	17	—	—	—	—	17
Total	$444,789	$933,698	$99,418	$1,143	$35,161	$1,514,209

The carrying amount of loans purchased with evidence of credit deterioration accounted for under FASB Accounting Standards Codification (“ASC”) 310-30 acquired in the NUVO acquisition totaled $2.57 million and $2.65 million at March 31, 2017 and December 31, 2016, respectively.

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

Financial instruments on a recurring basis

The table below presents the balance of financial assets and liabilities at March 31, 2017 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$10,164	$—	$10,164	$—
U.S. GSEs	83,512	—	83,512	—
FHLB Obligations	67,050	—	67,050	—
Agency MBSs	64,277	—	64,277	—
Agency CMBSs	23,370	—	23,370	—
Agency CMOs	39,616	—	39,616	—
Interest rate swap agreements	973	—	973	—
Total assets	$288,962	$—	$288,962	$—
Liabilities
Interest rate swap agreements	774	—	774	—
Total liabilities	$774	$—	$774	$—

The table below presents the balance of financial assets and liabilities at December 31, 2016 measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Obligations	$25,183	$—	$25,183	$—
U.S. GSEs	93,353	—	93,353	—
FHLB Obligations	67,006	—	67,006	—
Agency MBSs	75,209	—	75,209	—
Agency CMBSs	23,608	—	23,608	—
Agency CMOs	49,333	—	49,333	—
ABSs	306	—	306	—
Interest rate swap agreements	422	—	422	—
Total assets	$334,420	$—	$334,420	$—
Liabilities
Interest rate swap agreements	194	—	194	—
Total liabilities	$194	$—	$194	$—

Investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participant with whom we have historically transacted both purchases and sales of investment securities. Prices obtained from these sources include market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. More information regarding our investment securities can be found in Note 4 to these consolidated financial statements.

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

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2017 or 2016.  There were no Level 3 assets measured at fair value on a recurring basis at March 31, 2017 or December 31, 2016.

Financial instruments on a non-recurring basis

Certain financial assets are also measured at fair value on a non-recurring basis, however they were not material at March 31, 2017 or December 31, 2016. These financial assets include impaired loans and other real estate owned (“OREO”).

Fair value of financial instruments

The fair value of Merchants’ financial instruments as of March 31, 2017 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$59,762	$59,762	$59,762	$—	$—
Securities available for sale	287,989	287,989	—	287,989	—
Securities held to maturity	80,991	81,088	—	81,088	—
FHLB stock	7,044	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,529,531	1,511,073	—	—	1,511,073
Interest rate swap agreement	973	973	—	973	—
Accrued interest receivable	5,085	5,085	—	1,096	3,989
Total	$1,971,375	$1,945,970	$59,762	$371,146	$1,515,062
Deposits	$1,511,676	$1,510,694	$1,321,166	$189,528	$—
Short-term borrowings	75,000	75,000	—	75,000	—
Securities sold under agreement to repurchase	249,582	249,651	—	249,651	—
Other long-term debt	3,630	3,585	—	3,585	—
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,721	—	14,721	—
Interest rate swap agreement	774	774	—	774	—
Accrued interest payable	123	123	11	112	—
Total	$1,861,404	$1,854,548	$1,321,177	$533,371	$—

The fair value of Merchants’ financial instruments as of December 31, 2016 are summarized in the table below:

	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$82,953	$82,953	$82,953	$—	$—
Securities available for sale	333,998	333,998	—	333,998	—
Securities held to maturity	85,694	85,749	—	85,749	—
FHLB stock	4,976	N/A	N/A	N/A	N/A
Loans, net of allowance for loan losses	1,501,550	1,484,718	—	—	1,484,718
Interest rate swap agreement	422	422	—	422	—
Accrued interest receivable	4,722	4,722	—	1,232	3,490
Total	$2,014,315	$1,992,562	$82,953	$421,401	$1,488,208
Deposits	$1,527,470	$1,526,626	$1,328,262	$198,364	$—
Short-term borrowings	40,000	40,000	—	40,000	—
Securities sold under agreement to repurchase	312,118	312,019	—	312,019	—
Other long-term debt	3,651	3,600	—	3,600	—
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	14,775	—	14,775	—
Interest rate swap agreement	194	194	—	194	—
Accrued interest payable	110	110	11	99	—
Total	$1,904,162	$1,897,324	$1,328,273	$569,051	$—

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

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of commitments to extend credit and standby letters of credit is not material as of March 31, 2017 and December 31, 2016.

NOTE 8: EMPLOYEE BENEFIT PLANS

Pension Plan

Prior to January 1995, we maintained a noncontributory defined benefit plan (the “Pension Plan”) covering all eligible employees. During 1995, the Pension Plan was curtailed. Accordingly, all accrued benefits were fully vested and no additional years of service or age will be accrued.

The following tables summarize the components of net periodic benefit cost and other changes in Pension Plan assets and benefit obligations recognized in other comprehensive income for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Interest cost	$113	$112
Expected return on plan assets	(111)	(242)
Service costs	13	14
Net loss amortization	110	116
Net periodic pension benefit	$125	$—

We have no minimum required contribution for 2017.

Our Pension Investment Policy Statement sets forth the investment objectives and constraints of the Pension Plan. The purpose of the policy is to assist our Retirement Plan Committee in effectively supervising, monitoring, and evaluating the Pension Plan.

NOTE 9: EARNINGS PER SHARE

The following table presents reconciliations of the calculations of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(In thousands except per share data)	2017	2016
Net income	$3,611	$3,490
Weighted average common shares outstanding	6,904	6,856
Dilutive effect of common stock equivalents	25	110
Weighted average common and common equivalent shares outstanding	6,929	6,966
Basic earnings per common share	$0.52	$0.51
Diluted earnings per common share	$0.52	$0.50

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were computed by including potentially dilutive shares on the weighted average share count. Anti-dilutive average warrants totaling 34,370 shares have been excluded from the calculation of diluted EPS for the three months ended March 31, 2016.

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

Disclosures are required regarding liability-recognition for the fair value at issuance of certain guarantees. We do not issue any guarantees that would require liability-recognition or disclosure, other than our standby letters of credit. We have issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $6.77 million at March 31, 2017 and $5.95 million at December 31, 2016, respectively, and represent the maximum potential future payments we could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Our policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral.

We may enter into commitments to sell loans, which involve market and interest rate risk. There were no such commitments at March 31, 2017 or December 31, 2016.

Reserve Balances at the Federal Reserve Bank

At March 31, 2017 and December 31, 2016, amounts at the Federal Reserve Bank included $26.62 million and $32.72 million, respectively, held to satisfy certain reserve requirements of the Federal Reserve Bank.

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

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax for the three months ended March 31, 2017.

	Unrealized	Unrealized Gains
	Gains (Losses)	(Losses) on Securities
	on Securities	Transferred From			Accumulated Other
	Available-For-	Available-For-Sale to		Interest Rate	Comprehensive
(In thousands)	Sale	Held-To-Maturity	Pension Plan	Swaps	Income (Loss)
Beginning Balance December 31, 2016	$(551)	$(1,408)	$(3,823)	$—	$(5,782)
Other comprehensive income before reclassifications	106	—	—	—	106
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	113	—	—	113
Reclassification adjustments for (gains) losses reclassified into income	(166)	—	72	—	(94)
Net current period other comprehensive (loss) income	(60)	113	72	—	125
Balance March 31, 2017	$(611)	$(1,295)	$(3,751)	$—	$(5,657)

The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax for the three months ended March 31, 2016.

	Unrealized	Unrealized Gains
	Gains (Losses)	(Losses) on Securities
	on Securities	Transferred From			Accumulated Other
	Available-For-	Available-For-Sale to		Interest Rate	Comprehensive
(In thousands)	Sale	Held-To-Maturity	Pension Plan	Swaps	Income (Loss)
Beginning Balance December 31, 2015	$166	$(2,297)	$(3,737)	$(155)	$(6,023)
Other comprehensive income before reclassifications	2,624	—	—	35	2,659
Accretion of unrealized losses of securities transferred from available-for-sale to held-to-maturity recognized in other comprehensive income	—	127	—	—	127
Reclassification adjustments for losses reclassified into income	—	—	75	—	75
Net current period other comprehensive income	2,624	127	75	35	2,861
Balance March 31, 2016	$2,790	$(2,170)	$(3,662)	$(120)	$(3,162)

Details of the reclassification adjustments in the above table for the three months ended March 31, 2017 and 2016 are presented below:

Details about Accumulated Other	Three Months Ended	Three Months Ended
Comprehensive Income Components	March 31,	March 31,	Affected Line Item in the Statement
(In thousands)	2017	2016	Where Net Income is Presented
Realized gains on securities	$(255)	$-	Net gains on investment securities
	(255)	-	Total before tax
	89	-	Provision for income taxes
	$(166)	$-	Net of tax, increase to net income

Amortization of defined benefit pension plan
	$110	$116	Compensation and benefits expense
	110	116	Total before tax
	(38)	(41)	Provision for income taxes
	$72	$75	Net of tax, decrease to net income

Total reclassification adjustments	$(94)	$75	(Increase)/Decrease to net income

NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS

We have interest rate swaps with notional amounts with certain commercial customers totaling $40.23 million at March 31, 2017 and $40.73 million at December 31, 2016.  In order to minimize our risk, these customer derivatives (pay floating/receive fixed swaps) have been offset with essentially matching interest rate swaps (pay fixed/receive floating swaps) with our counterparty totaling $40.23 million at March 31, 2017 and $40.73 million at December 31, 2016. At March 31, 2017, the weighted average receive rate of these interest rate swaps was 2.87%, the weighted average pay rate was 3.85% and the weighted average maturity was 7.3 years.  The fair values of $774 thousand and $774 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at March 31, 2017. At December 31, 2016, the weighted average receive rate of these interest rate swaps was 2.66%, the weighted average pay rate was 3.85% and the weighted average maturity was 7.5 years.  The fair values of $194 thousand and $194 thousand were reflected in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets at December 31, 2016. Hedge accounting has not been applied for these derivatives.  Since the terms of the swaps with our customer and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.

We have interest rate swaps with notional amounts totaling $7.48 million at March 31, 2017 and $7.48 million at December 31, 2016, that were designated as fair value hedges of certain fixed rate loans with municipalities. At March 31, 2017, the weighted average receive rate of these interest rate swaps was 2.30%, the weighted average pay rate was 3.11% and the weighted average maturity was 16.3 years. The fair value of $199 thousand at March 31, 2017, was reflected as a reduction to loans and an increase to other assets. At December 31, 2016 the weighted average receive rate of these interest rate swaps was 2.09%, the weighted average pay rate was 3.11% and the weighted average maturity was 16.5 years. The fair value of $228 thousand at December 31, 2016, was reflected as a reduction to loans and an increase to other assets. The ineffective portion of the interest swaps was immaterial and as such, amounts are not recognized in earnings.

We assessed our counterparty risk at March 31, 2017 and determined any credit risk inherent in our derivative contracts was insignificant. Information about the fair value of derivative financial instruments can be found in Note 7 to these consolidated financial statements.

NOTE 13: SUBSEQUENT EVENTS

On April 26, 2017, the Company and Community Bank System, Inc. issued a joint press release announcing that they have received regulatory approvals from the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency for the proposed merger. The closing date for the merger is Friday, May 12, 2017, subject to the satisfaction of customary closing conditions.

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

Additionally, in several places adjusted financial measures are presented. Adjusted noninterest expense excludes non-recurring expenses not considered integral to the Company’s normal operations. Specifically excluded in adjusted noninterest expense are NUVO acquisition costs, Community Bank System, Inc. merger costs, and severance and retirement costs. Adjusted net income is GAAP net income adjusted for these non-recurring elements of noninterest expense. These adjustments are considered helpful in the comparison of quarterly noninterest expense and net income. Reconciliations of adjusted net income and adjusted noninterest expense to our consolidated financial statements prepared in accordance with GAAP appear below and are titled “Adjusted Net Income non-GAAP Reconciliation” and “Adjusted Noninterest Expense Non-GAAP Reconciliation,” respectively.

A 35.0% tax rate was used in both 2017 and 2016.

Tangible Book Value Non-GAAP Reconciliation

	Period Ended
	March 31,	December 31,
(In thousands except per share data)	2017	2016
Total assets	$2,023,544	$2,062,658
Core deposit intangible	1,113	1,156
Goodwill	7,011	7,011
Tangible assets	$2,015,420	$2,054,491

Total stockholders' equity	158,648	156,503
Core deposit intangible	1,113	1,156
Goodwill	7,011	7,011
Tangible stockholders' equity	$150,524	$148,336

Period end common shares outstanding	6,916	6,888

Tangible book value per share	$21.76	$21.54
Tangible capital ratio	7.47%	7.22%

Adjusted Net Income Non-GAAP Reconciliation

	Three Months Ended
	March 31,
(In thousands except per share data)	2017	2016
Community Bank System, Inc. merger costs	$1,302	$—
NUVO Bank & Trust Company acquisition costs	—	133
Severance and retirement costs	—	289
Tax effect	370	97
Adjustments, net of tax	$932	$325

GAAP net income as reported	3,611	3,490
Adjusted net income	$4,543	$3,815

Weighted average common shares outstanding	6,904	6,856
Weighted average diluted shares outstanding	6,929	6,966

Adjusted basic earnings per common share	$0.66	$0.56
Adjusted diluted earnings per common share	$0.66	$0.55

Adjusted Noninterest Expense Non-GAAP Reconciliation

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Noninterest expense	$11,953	$11,919
Less:
Community Bank System, Inc. merger costs	1,302	—
NUVO Bank & Trust Company acquisition costs	—	133
Severance and retirement costs	—	289
Adjusted noninterest expense	$10,651	$11,497

General

The following discussion and analysis of financial condition as of March 31, 2017 and December 31, 2016 and results of operations of Merchants and its subsidiaries for the three months ended March 31, 2017 and 2016 should be read in conjunction with the consolidated financial statements and notes thereto and selected statistical information appearing elsewhere in this Quarterly Report on Form 10-Q. The financial condition and results of operations of Merchants essentially reflect the operations of its principal subsidiary, Merchants Bank.

RESULTS OF OPERATIONS

Overview

We realized net income of $3.61 million, or $0.52 per diluted share, for the first quarter of 2017 compared to net income of $3.49 million, or $0.50 per diluted share, in the first quarter of 2016. Excluding Community Bank System, Inc. merger costs, net of tax, adjusted net income was $4.54 million, or $0.66 per diluted share, for the three months ended March 31, 2017. This compared to adjusted net income of $3.82 million, or $0.55 per diluted share, for the same period in 2016. Refer to Adjusted Net Income Non-GAAP table on page 35.

The return on average assets was 0.71% for the three months ended March 31, 2017, compared to 0.71% for the same period in 2016. The return on average stockholders’ equity was 9.06% for the three months ended March 31, 2017, compared to 9.32% for the same period in 2016.

Stockholders’ equity ended the quarter at $158.65 million. The book value per share at March 31, 2017 was $22.94 per share, an increase of $0.22 per share from $22.72 at December 31, 2016.  The tangible book value per share at March 31, 2017 was $21.76 per share, an increase of $0.22 per share from $21.54 at December 31, 2016. At March 31, 2017, our common Tier 1 equity ratio was 12.38%. At March 31, 2017, the leverage capital ratio decreased to 8.63% from 8.71%, the total risk-based capital ratio decreased to 15.09% from 15.14% and the non-GAAP tangible capital ratio increased to 7.47% from 7.22%, at December 31, 2016. See page 34 for our non-GAAP tangible book value calculation.

•

Net interest income: Net interest income was $14.24 million for the three months ended March 31, 2017, compared to $13.73 million for the same period in 2016. Net interest income on a fully-taxable basis was $14.79 million for the three months ended March 31, 2017, compared to $14.27 million for the same period in 2016.

•

Provision for Credit Losses: The Company recorded a $500 thousand provision for credit losses for the three months ended March 31, 2017, compared to a $205 thousand provision for credit losses for the same period in 2016.

•	Noninterest income: Noninterest income for the three months ended March 31, 2017 was $3.26 million, an increase of $338 thousand from the same period in 2016.

•

Noninterest expense: Noninterest expense was $11.95 million for the three months ended March 31, 2017, an increase of $34 thousand from the same period in 2016.  Excluding Community Bank System, Inc. merger costs, adjusted noninterest expense was $10.65 million for the three months ended March 31, 2017. This compared to adjusted noninterest expense of $11.50 million for the same period in 2016. Refer to the “Adjusted Noninterest Expense Non-GAAP Reconciliation” on page 35 for additional information.

•

Loans: Loans were $1.54 billion for the first quarter of 2017, an increase of $28.51 million from December 31, 2016. Average loans totaled $1.54 billion for the three months ended March 31, 2017, compared to average loans of $1.42 billion for the same period in 2016.

•	Investments: The investment portfolio, which includes FHLB stock, ended the quarter at $376.02 million, a decrease of $48.64 million from December 31, 2016.

•

Deposits: Total deposits were $1.51 billion at March 31, 2017, a decrease of $15.79 million from December 31, 2016. Average deposits totaled $1.51 billion for the three months ended March 31, 2017, compared to average deposits of $1.53 billion for the same period in 2016.

Net Interest Income

As shown on the following tables, our fully taxable equivalent (“FTE”) net interest income was $14.79 million for the three months ended March 31, 2017, compared to $14.27 million for the three months ended March 31, 2016. Our fully taxable equivalent net interest margin was 3.02% for the three months ended March 31, 2017 and 2016.

The following tables present an analysis of net interest income and interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a FTE basis, using a 35% rate. Nonaccrual loans are included in the average loan balance outstanding.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Net Interest Margin

	Three Months Ended
	March 31, 2017			March 31, 2016
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
(In thousands, fully taxable equivalent)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Loans, including fees on loans	$1,538,136	$14,058	3.70%	$1,417,710	$13,337	3.78%
Investments	402,012	1,836	1.83%	400,501	1,997	2.01%
Interest-earning deposits with banks and other short-term investments	38,058	82	0.88%	74,294	81	0.44%
Total interest earning assets	1,978,206	15,976	3.26%	1,892,505	15,415	3.28%
Allowance for loan losses	(12,775)			(12,073)
Cash and due from banks	25,375			31,058
Bank premises and equipment, net	12,896			14,841
Bank owned life insurance	10,775			10,571
Other assets	31,179			36,570
Total assets	$2,045,656			$1,973,472

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
Savings, interest bearing checking and money market accounts	$687,259	$471	0.28%	$671,823	$440	0.26%
Time deposits	196,039	265	0.55%	239,818	391	0.66%
Total interest bearing deposits	883,298	736	0.34%	911,641	831	0.37%
Short-term borrowings	72,789	140	0.77%	—	—	—%
Securities sold under agreements to repurchase, short-term	276,755	152	0.22%	259,999	109	0.17%
Other long-term debt	3,637	14	1.53%	4,833	15	1.25%
Junior subordinated debentures issued to unconsolidated subsidiary trust	20,619	147	2.86%	20,619	195	3.80%
Total borrowed funds	373,800	453	0.49%	285,451	319	0.45%
Total interest bearing liabilities	$1,257,098	$1,189	0.38%	$1,197,092	$1,150	0.39%
Noninterest bearing deposits	626,936			616,553
Other liabilities	2,025			9,973
Stockholders' equity	159,597			149,854
Total liabilities and stockholders' equity	$2,045,656			$1,973,472

Net interest earning assets	$721,108			$695,413

Net interest income (fully taxable equivalent)		$14,787			$14,265
Tax equivalent adjustment		(551)			(533)
Net interest income		$14,236			$13,732

Net interest rate spread			2.88%			2.89%

Net interest margin			3.02%			3.02%

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

Analysis of Changes in Fully Taxable Equivalent Net Interest Income

	Three Months Ended			Due to
	March 31,		Increase			Volume/
(In thousands)	2017	2016	(Decrease)	Volume	Rate	Rate
Fully taxable equivalent interest income:
Loans, including fees on loans	$14,058	$13,337	$721	$1,122	$(291)	$(110)
Investments	1,836	1,997	(161)	8	(182)	13
Federal funds sold, securities sold under agreements to repurchase and interest bearing deposits with banks	82	81	1	(39)	81	(41)
Total interest income	15,976	15,415	561	1,091	(392)	(138)
Less interest expense:
Savings, interest bearing checking and money market accounts	471	440	31	10	29	(8)
Time deposits	265	391	(126)	(71)	(66)	11
Federal funds purchased and Federal Home Loan Bank short-term borrowings	140	—	140	—	—	140
Securities sold under agreements to repurchase, short-term	152	109	43	7	34	2
Other long-term debt	14	15	(1)	(4)	3	—
Junior subordinated debentures issued to unconsolidated subsidiary trust	147	195	(48)	—	(48)	—
Total interest expense	1,189	1,150	39	(58)	(48)	145
Net interest income	$14,787	$14,265	$522	$1,149	$(344)	$(283)

Allowance for Loan Losses

The allowance for loan losses at March 31, 2017 was $13.19 million, or 0.85% of total loans and 313% of nonperforming loans, compared to $12.66 million, or 0.84% of total loans and 398% of nonperforming loans at December 31, 2016, respectively.  We recorded a $500 thousand provision for credit losses for the three months ended March 31, 2017, compared to a $205 thousand provision for credit losses for the three months ended March 31, 2016. The primary factor for the provision in the first quarter of 2017 was to support growth in loan balances.  Performing loans past due 31-90 days were 0.09% of total loans at March 31, 2017 compared to 0.03% at December 31, 2016.  Nonperforming loans as a percent of total loans were 0.27% at March 31, 2017 compared to 0.21% at December 31, 2016.  Accruing substandard loans decreased to 1.94% of total loans at March 31, 2017 compared to 2.12% at December 31, 2016.  Net charge-offs for the three months ended March 31, 2017 totaled $38 thousand compared to net charge-offs of $82 thousand for the three months ended March 31, 2016. All of these factors are taken into consideration during Management’s quarterly review of the allowance for loan losses. For a more detailed discussion of our allowance for loan loss and nonperforming assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Quality and Allowance for Credit Losses” below.

NONINTEREST INCOME AND EXPENSES

Noninterest Income

Noninterest income for the three months ended March 31, 2017 was $3.26 million, an increase of $338 thousand from the same period in 2016. The increase over the same period in 2016 was due to an increase in other income related to the sales of investment securities in the first quarter of 2017.

Noninterest Expense

Noninterest expense was $11.95 million for the three months ended March 31, 2017, an increase of $34 thousand from the same period in 2016. Excluding Community Bank System, Inc. merger costs, adjusted noninterest expense was $10.65 million for the three months ended March 31, 2017, a decrease of $846 thousand from the same period in 2016. The decrease in adjusted noninterest expense over the same period in 2016 was due primarily to lower compensation and benefits in 2017. Refer to the “Adjusted Noninterest Expense Non-GAAP Reconciliation” on page 35 for additional information.

Income Taxes

Merchants Bancshares’ effective tax rate was 28.4% for the three months ended March 31, 2017, compared to 23.0% for the three months ended March 31, 2016.  The increase over the same period in 2016 was due primarily to an increase in estimated non-deductible merger expenses.

BALANCE SHEET ANALYSIS

Our total assets were $2.02 billion at March 31, 2017, a decrease of $39.11 million from December 31, 2016. The decrease in total assets over the linked quarter was primarily driven by a decrease in investment balances. Average earning assets increased to $1.98 billion for the three months ended March 31, 2017, from $1.89 billion for the three months ended March 31, 2016 primarily due to increased loan balances.

Loans

Average loans for the three months ended March 31, 2017 were $1.54 billion, a $49.18 million, or 3.30%, increase over average loans on a linked quarter basis and an increase of $120.43 million, or 8.49%, over the same period in 2016. Loans at March 31, 2017 were $1.54 billion, a $28.51 million increase from $1.51 billion at December 31, 2016. The increase in loan balances from December 31, 2016 is mainly driven by growth in total commercial and commercial real estate loans.

The composition of our loan portfolio is shown in the following table:

(In thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Commercial, financial and agricultural	$276,915	$257,078	$247,074
Municipal loans	113,875	114,509	105,433
Residential	438,424	447,527	461,009
Commercial Real Estate	672,712	636,755	556,836
Construction	35,964	52,533	42,209
Installment loans	4,813	5,790	9,009
All other loans	15	17	33
Total loans	$1,542,718	$1,514,209	$1,421,603

Totals above are shown net of deferred loans fees of $1.13 million, $1.19 million, and $1.22 million for March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

Investments

The investment portfolio is used to generate interest income, and to manage liquidity and interest rate sensitivity. The average investment portfolio, including FHLB stock, for the first quarter of 2017 was $402.01 million, an increase of $1.51 million from the average balance for the first quarter of 2016. The ending balance in the investment portfolio, including FHLB stock, at March 31, 2017 was $376.02 million, compared to $424.67 million at December 31, 2016. The book balance of the portfolio at March 31, 2017 includes an $892 thousand net unrealized loss on the available for sale portion of the investment portfolio, compared to a net unrealized loss of $848 thousand at December 31, 2016.

The composition of our investment portfolio as of March 31, 2017, including both available for sale and held to maturity securities, consisted of the following:

	Amortized	Fair
(In thousands)	Cost	Value
Available for Sale:
U.S. Treasury Obligations	$10,089	$10,164
U.S. Government Sponsored Enterprises ("U.S. GSEs")	83,916	83,512
Federal Home Loan Bank ("FHLB") Obligations	67,302	67,050
Residential Real Estate Mortgage-backed Securities ("Agency MBSs")	63,919	64,277
Agency Commercial Mortgage Backed Securities ("Agency CMBSs")	23,784	23,370
Agency Collateralized Mortgage Obligations ("Agency CMOs")	39,871	39,616
Total Available for Sale	$288,881	$287,989
Held to Maturity:
U.S. Agency Obligations	$16,864	$16,979
Agency MBSs	5,548	5,649
Agency CMOs	58,579	58,460
Total Held to Maturity	80,991	81,088
Total Securities	$369,872	$369,077

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

As a member of the Federal Home Loan Bank (“FHLB”) of Boston, we are required to invest in stock of the FHLB in an amount determined based on our borrowings from the FHLB.  Our investment in FHLB stock totaled $7.04 million at March 31, 2017 compared to $4.98 million at December 31, 2016. The FHLB continues to be classified as “adequately capitalized” by its primary regulator. Based on current available information, we have concluded that our investment in FHLB stock is not impaired.  We will continue to monitor our investment in FHLB stock.

Deposits and Other Liabilities

Our total deposit balance was $1.51 billion at March 31, 2017, a decrease of $15.79 million from December 31, 2016. Our average deposit balance decreased by $17.96 million to $1.51 billion for the three months ended March 31, 2017 from $1.53 billion from the same period in 2016.

Securities sold under agreement to repurchase, which represent collateralized customer accounts, were $249.58 million at March 31, 2017, an increase of $579 thousand from $249.00 million at March 31, 2016. The average securities sold under agreement to repurchase balance increased to $276.76 million for the three months ended March 31, 2017 from $260.00 million from the same period in 2016. The increase in the first quarter of 2017 is primarily due to an increase in municipal customers.

CREDIT QUALITY AND ALLOWANCE FOR CREDIT LOSSES

Recent statistics on the United States economy show continued improvement in the labor market and a Real GDP increase at an annual rate of 1.6% in 2016. Nationwide unemployment rates have declined slightly from at 4.7% at December 31, 2016 to 4.5% at March 31, 2017.

As of March 31, 2017, the seasonally-adjusted statewide unemployment rates in Vermont and Massachusetts were 3.0% and 3.6%, respectively, both of which were below the national average of 4.5%.

Credit Quality

Credit quality is a major strategic focus and strength of our company. Although we actively manage current nonperforming and classified loans, there is no assurance that we will not have increased levels of problem assets in the future. The composition of the nonperforming pool is dynamic with accounts moving in and out of this category over time.

The following table summarizes our nonperforming loans (“NPL”) and nonperforming assets (“NPA”) as of the dates indicated.

(In thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Nonaccrual loans	$4,212	$3,163	$3,777
Loans past due greater than 90 days and accruing	—	19	—
Troubled debt restructurings (“TDR”)	—	—	864
Total nonperforming loans	4,212	3,182	4,641
OREO	76	76	72
Total nonperforming assets	$4,288	$3,258	$4,713

Nonperforming loans at March 31, 2017 were $4.21 million, including $804 thousand in nonperforming loans acquired from NUVO. Of the $4.21 million in nonperforming loans in the table above there were $2.87 million in commercial and commercial real estate loans and $1.34 million in residential mortgages. Nonperforming loans, as of March 31, 2016 were adjusted $206 thousand for accruing TDRs reflecting the Company’s policy update classifying these loans as performing loans.

Our analysis indicates any additional loss exposure on current non-accruing loans is minimal based on a combination of estimated collateral value and a specific allocation of reserve, where needed.

TDRs represent balances where the existing loan was modified involving a concession in rate, term or payment amount due to the distressed financial condition of the borrower. There were three restructured residential mortgages at March 31, 2017 with balances totaling $104 thousand. There was one restructured commercial loan at March 31, 2017 with balances of $77 thousand. At March 31, 2017, all four of the TDRs continue to pay as agreed according to the modified terms and are considered well-secured.

Excluded from the nonperforming balances discussed above are loans that are 31 to 90 days past due, which are not necessarily considered classified or impaired.  Accruing loans 31 to 90 days past due as a percentage of total loans as of the periods indicated are presented in the following table:

Year Ended	31-90 Days
March 31, 2017	0.09%
December 31, 2016	0.03%
March 31, 2016	0.28%
December 31, 2015	0.05%

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

A loan remains in non-accruing status until the factors which suggest doubtful collectability no longer exist, the loan is liquidated, or when the loan is determined to be uncollectible, and is charged off against the allowance for loan losses.  In those cases where a non-accruing loan is secured by real estate, we can, and may, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give us possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at the lower of its cost or estimated fair value, less any estimated costs to sell and is actively marketed.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as OREO expense in the consolidated statements of income. Nonperforming loans, which primarily consist of non-accruing residential mortgage, commercial, commercial real estate loans and non-accruing TDRs totaled $4.21 million and $3.18 million at March 31, 2017 and December 31, 2016, respectively.  At March 31, 2017, $2.28 million of nonperforming loans had specific reserve allocations totaling $252 thousand.

Substandard loans at March 31, 2017 totaled $34.10 million, of which $29.88 million in loans continue to accrue interest.  Loans identified as substandard have well-defined weaknesses that, if not addressed, could result in a loss.  These accruing substandard loans have generally continued to pay promptly and Management conducts regularly scheduled comprehensive reviews of the borrowers’ financial condition, payment performance, accrual status and collateral.  These reviews also ensure that these troubled accounts are properly administered with a focus on loss mitigation and that any potential loss exposures are appropriately quantified, and reserved for. The findings of this review process are a key component in assessing the adequacy of our loan loss reserve.

Accruing substandard loans at March 31, 2017 reflect a $2.19 million decrease in balances since December 31, 2016. At March 31, 2017, accruing substandard loans related to owner-occupied commercial real estate totaled $11.73 million, investor commercial real estate loans totaled $1.05 million, residential investment real estate loans totaled $25 thousand, and $17.08 million in substandard loans are outstanding to corporate borrowers in a variety of different industries. Seventeen borrowers in a variety of industries account for 92% of the total accruing substandard loans.

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

The following table reflects our loan loss experience and activity in the allowance for loan losses for the periods indicated:

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
(In thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Average loans during the period	$1,538,136	$1,446,443	$1,417,710
Allowance beginning of the period	12,659	12,040	12,040
Charge-offs:
Commercial, financial & agricultural	(3)	(125)	(3)
Residential	—	(215)	(73)
Commercial Real Estate	—	—	—
Installment, Other	(69)	(168)	(42)
Total charge-offs	(72)	(508)	(118)
Recoveries:
Commercial, financial & agricultural	2	5	2
Residential	9	35	11
Commercial Real Estate	—	4	4
Construction	—	—	—
Installment, Other	23	83	19
Total recoveries	34	127	36
Net charge-offs	(38)	(381)	(82)
Provision for loan losses	566	1,000	215
Allowance end of period	$13,187	$12,659	$12,173
Ratio of net charge-offs to average loans outstanding	(0.01)%	(0.03)%	(0.02)%

Components:
Provision for allowance for loan losses	$566	$1,000	$215
Provision for reserve for undisbursed lines and letters of credit	(66)	105	(10)
Provision for credit losses	$500	$1,105	$205

The following table reflects our nonperforming asset and coverage ratios as of the dates indicated:

	March 31, 2017	December 31, 2016	March 31, 2016
NPL to total loans	0.27%	0.21%	0.33%
NPA to total assets	0.21%	0.16%	0.24%
Allowance for loan losses to total loans	0.85%	0.84%	0.86%
Allowance for loan losses to NPL	313%	398%	262%

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

As of March 31, 2017, we could borrow up to $55 million in overnight funds through unsecured borrowing lines established with correspondent banks.  In addition, we have established both overnight and longer term lines of credit with the FHLB. These borrowings are secured by residential mortgage loans. At March 31, 2017, we pledged loans with a carrying value of $366.32 which carried a $258.82 million borrowing capacity at the FHLB, less borrowings and letters of credit of $98.56 million, resulting in quarter-end capacity of $160.26 million. At December 31, 2016, we pledged loans with a carrying value of $363.55 million which carried a $256.98 million borrowing capacity at the FHLB, less borrowings and letters of credit of $62.06 million, resulting in year-end capacity of $194.92 million. We also have the ability to borrow through the use of repurchase agreements, collateralized by our investments, with certain approved counterparties. Our investment portfolio, which is managed by the ALCO, had a carrying amount of $368.98 million at March 31, 2017, of which $328.27 million was pledged.  The portfolio is a reliable source of cash flow for us. We closely monitor our short term cash position.  Any excess funds are either left on deposit at the Federal Reserve Bank, or are in a fully insured account with one of our correspondent banks.

Presented below are our short-term borrowings during the periods indicated:

	Three Months Ended	Three Months Ended
(Dollars in thousands)	March 31, 2017	December 31, 2016
FHLB and other short-term borrowings
Amount outstanding at end of period	$75,000	$40,000
Maximum during the period amount outstanding	114,000	40,000
Average amount outstanding	72,789	13,380
Weighted average-rate during the period	0.77%	0.49%
Weighted average rate at period end	0.96%	0.77%
Securities sold under agreement to repurchase, short-term
Amount outstanding at end of period	$249,582	$312,118
Maximum during the period amount outstanding	312,117	334,023
Average amount outstanding	276,755	288,343
Weighted average-rate during the period	0.22%	0.19%
Weighted average rate at period end	0.22%	0.20%

Commitments and Off-Balance Sheet Risk

We are a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and financial guarantees. Contingent obligations under standby letters of credit totaled approximately $6.77 million and $5.95 million at March 31, 2017 and December 31, 2016, respectively, and represent the maximum potential future payments we could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  The fair value of our standby letters of credit at March 31, 2017 and December 31, 2016 was insignificant.

Capital Resources

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 is 1.25%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table summarizes Merchants’ and Merchants Bank’s capital ratios in comparison to the regulatory requirements:

					To Be Well-
					Capitalized Under		Fully Phased-in,
	Actual		For Capital		Prompt Corrective		with Capital
	March 31, 2017		Adequacy Purposes		Action Provisions		Conservation Buffers
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount		Percent
Merchants Bancshares, Inc.:
Leverage capital	$175,991	8.63%	$81,614	4.00%	N/A	N/A	$81,614	(1)	4.00%
Tier 1 risk-based capital	175,991	13.96%	75,615	6.00%	N/A	N/A	107,121		8.50%
Total risk-based capital	190,132	15.09%	100,820	8.00%	N/A	N/A	132,326		10.50%
Common Tier 1 equity	155,991	12.38%	56,711	4.50%	N/A	N/A	88,218		7.00%

Merchants Bank:
Leverage capital	$172,285	8.42%	$81,856	4.00%	$102,320	5.00%	$81,856	(1)	4.00%
Tier 1 risk-based capital	172,285	13.63%	75,853	6.00%	101,137	8.00%	107,458		8.50%
Total risk-based capital	186,426	14.75%	101,137	8.00%	126,421	10.00%	132,742		10.50%
Common Tier 1 equity	172,285	13.63%	56,890	4.50%	82,174	6.50%	88,495		7.00%

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

Effective May 26, 2016, the Bank’s Board of Directors established the Enterprise Risk Management Committee.  The Enterprise Risk Management Committee assists the Board in oversight of the Bank’s enterprise-wide risk management framework and associated policies and practices, risk profile and risk appetite and tolerance, and regulatory compliance program.

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

The ALCO consultant’s most recent review was as of March 31, 2017. The consultant ran a base simulation assuming no changes in rates as well as a 200 basis point rising and a 200 basis point flat up scenario, because rates continue to be very low. The consultant also ran a 100 basis point falling interest rate scenario that assumed a parallel and pro rata shift of the yield curve over a one-year period, with no growth assumptions.  Additionally, the consultants ran a 400 basis point rising simulation that assumed a parallel shift of the curve over 24 months which assumed the increase in rates was delayed by two years. A summary of the results is as follows:

Current/Flat Rates: If market rates remain unchanged, NII is projected to trend marginally upward through the simulation as asset yields are maintained (due to the aforementioned higher assumed asset replacement yields) while the assumed funding cost remains relatively stable.

Falling Rates: Should market rates decline (e.g. -100 basis points over 12 months), NII is projected to trend downward and below the Current Rates scenario throughout the simulation as the earning asset base resets into the low rate environment (accelerated by faster assumed prepayment speeds) while funding cost relief is minimal as actual and implied floors are quickly met.

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

We have established a target range for the change in net interest income in year one of zero to 7.5%. The net interest income simulation as of March 31, 2017 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Percent Change in Net
Rate Change	Interest Income
Up 200 basis points	0.09%
Down 100 basis points	(3.39)%

The change in net interest income in the second year of the simulation shows a more pronounced downward trend of (10.75)% in the down 100 basis points scenario, while the flat scenario shows a change of 0.93% and the up 200 basis points simulation produces an increase of 6.18%.  The degree to which this exposure materializes will depend, in part, on our ability to manage our balance sheet as interest rates rise or fall.

Actual results may differ materially from those projected. The analysis assumes a static balance sheet. All rate changes are ramped over a 12 month time horizon based upon a parallel yield curve shift. In the down 100 basis points scenario, Federal funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00% to maintain 20 year historical spread (300 basis points) to Fed funds.  All other market rates (e.g. LIBOR, FHLB and Brokered CD) are floored at the lesser of either the current rate or 0.25% to reflect credit spreads. The model used to perform the balance sheet simulation assumes a parallel shift of the yield curve over 12 months and reprices every interest-bearing asset and liability on our balance sheet. The model incorporates product specific loan prepayment assumptions and uses contractual repricing dates for variable rate loan products and contractual maturities for fixed rate products. The model uses product-specific assumptions for deposits which are subject to repricing based on current market conditions. The model uses the Yield Book, Inc. system to analyze the investment portfolio, which produces bond specific cash flow forecasts for each rate scenario tested in the analysis.  The analysis details bond maturity, amortization, repricing characteristics, and optionality.  The cash flow forecasts take into consideration assumptions for absolute rate movements, the period over which rates are assumed to shift and assumed changes in the shape of the yield curve. The model also assumes that the rate at which residential mortgage related assets prepay will vary as rates rise and fall, based on prepayment estimates derived from Applied Financial Technologies.

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

The most significant ongoing factor affecting market risk exposure of net interest income during the quarter ended March 31, 2017 was the sustained low interest rate environment.  Net interest income exposure is also significantly affected by the shape and level of the U.S. Government securities and interest rate swap yield curves, and changes in the size and composition of the loan, investment and deposit portfolios.

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

Item 4 – Controls and Procedures

Our principal executive officer, interim principal financial officer, and other members of our senior management have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and interim principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions with the SEC under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management (including the principal executive officer and interim principal financial officer), and is recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, we have reviewed our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a – Risk Factors

In addition to the other information set forth in this report, please read the factors discussed in Part I – Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 15, 2017, which could materially adversely affect our business, financial condition and operating results. These risks are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

101

The following materials from Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to Interim Unaudited Consolidated Financial Statements.*

+     Management contract or compensatory plan or agreement

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancshares, Inc.

/s/ Geoffrey R. Hesslink
Geoffrey R. Hesslink President and Chief Executive Officer

/s/ Richard M. Donovan
Richard M. Donovan Interim Principal Financial Officer, Principal Accounting Officer and Treasurer

April 28, 2017
Date